Form 10-K
period 1997-12-31
AMF BOWLING INC
filed 1998-03-27
CIK 1044612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                ---------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       Commission File Number 001-13539



                               AMF BOWLING, INC.
            (Exact Name of Registrant as specified in its charter)


                 Delaware                        13-3873268
        (State or other jurisdiction of     (I.R.S. Employer)
         incorporation or organization)     Identification No.)

                                8100 AMF Drive
                           Richmond, Virginia 23111
         (Address of principal executive offices, including zip code)


              Registrant's telephone number, including area code:
                                (804) 730-4000

          Securities registered pursuant to Section 12(b) of the Act:


                  Title of Each Class            Name of Each Exchange on Which Registered
---------------------------------------------   ------------------------------------------
     Common Stock, par value $.01 per share               New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None



                                ---------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 1998, 59,694,244 shares of Registrant's common stock, par value $.01, were outstanding. Of the total outstanding shares, 16,034,812 shares were held by non-affiliates at an aggregate market value of $410.9 million on March 23, 1998.


                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting
of Shareholders are incorporated by reference into Part III of this report.
Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1.  Business

     General Development of Business

     AMF Bowling, Inc. ("AMF Bowling") was incorporated in Delaware in 1996 by an investor group led by GS Capital Partners II, L.P. (together with affiliated investment funds, "GSCP"), an affiliate of Goldman, Sachs & Co. AMF Group Holdings Inc., a wholly owned subsidiary of AMF Bowling, acquired all of the outstanding stock of the separate U.S. and foreign corporations that constituted substantially all of the Company's predecessor (the "Predecessor Company") for a total purchase price of approximately $1.37 billion (the "Acquisition").

     AMF Bowling conducts all of its business through subsidiaries and has no operations of its own. Unless the context indicates otherwise, the terms the "Company" or "AMF" as used herein refer to AMF Bowling (the registrant) and its subsidiaries.

     AMF is the largest owner or operator of bowling centers in the United States and worldwide. In addition, the Company is one of the world's leading manufacturers of bowling center equipment, accounting for, management believes, approximately 41% of the world's current installed base of such equipment. AMF is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of, as of December 31, 1997, 370 U.S. bowling centers and 100 international bowling centers ("Bowling Centers") including 14 centers operated by joint ventures with third parties described below and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and consumable products, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and consumable products ("Bowling Products"). The Bowling Products business consists of two categories:
(i) New Center Packages ("NCPs") (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center); and (ii) Modernization and Consumer Products (which includes modernization equipment used to upgrade an existing center, spare parts, supplies and consumable products essential to maintain operations of an existing center). See "Note 17. Business Segments" in the Notes to Consolidated Financial Statements.

     In 1996, AMF acquired 57 bowling centers from five unrelated sellers, including 50 bowling centers from Charan Industries, Inc. ("Charan"). The combined purchase price, net of cash acquired, was approximately $108.0 million, and was funded with approximately $40.0 million from the sale of equity by AMF Bowling to its institutional stockholders and one of its directors and approximately $68.0 million from available borrowings under an acquisition facility (the "Acquisition Facility") under the bank credit agreement that was in effect from the closing of the Acquisition until October 1997.

     In 1997, the Company acquired 122 bowling centers from a number of unrelated sellers, including 43 centers from American Recreation Centers, Inc., and fifteen centers from the Conbow Corporation. The 1997 acquisitions included seven centers in the United Kingdom and two centers in Australia. The combined purchase price for the 1997 acquisitions, net of cash acquired, was approximately $214.8 million, and was funded with borrowings under the Acquisition Facility and the Working Capital Facility (the "Bank Facility") under the Third Amended and Restated Credit Agreement described below (the "Credit Agreement"), from the sale of equity by AMF Bowling to its institutional stockholders and a portion of the proceeds of the Initial Public Offering (as hereinafter defined).

     From January 1, 1998 through March 13, 1998, the Company acquired 24 centers in the United States, two centers in the United Kingdom and one center in Australia from unrelated sellers, including fifteen bowling centers in the U.S. from Active West, Inc. ("Active West"). The aggregate purchase price for these acquisitions was approximately $36.5 million, including $35.3 million funded with borrowings under the Bank Facility and, with respect to the Active West acquisition, 50,000 shares of AMF Bowling common stock valued at the closing price of $24 3/16 per share on the New York Stock Exchange on the date of acquisition.

     In April 1997, the Company entered into a joint venture with Hong Leong Corporation Limited, a Singapore-based conglomerate ("Hong Leong"), to build and operate bowling centers in the Asia Pacific region. The joint venture ("Hong Leong JV") is owned 50% by the Company and 50% by Hong Leong. The Hong Leong JV opened its first bowling center during November 1997 in Tianjin, China. Additional sites are being evaluated for future development.

     In August 1997, the Company entered into a joint venture with Playcenter S.A., a Sao Paulo-based amusement and entertainment company ("Playcenter") to build and operate bowling centers in Brazil and Argentina. The joint venture ("Playcenter JV") is owned 50% by the Company and 50% by Playcenter. As of December 31, 1997, the Playcenter JV operated eleven centers in Brazil and two centers in Argentina.

     The Company accounts for its investments in Hong Leong JV and Playcenter JV by the equity method. As of December 31, 1997, the Company's investments in Hong Leong JV and Playcenter JV were $1.1 million and $8.7 million, respectively. See "Note 16. Joint Ventures" in the Notes to Consolidated Financial Statements.

     On October 20, 1997, the Company acquired Michael Jordan Golf Company, Inc. ("Michael Jordan Golf Company"), a company formed to operate golf practice ranges in the U.S. Michael Jordan Golf Company currently operates one golf practice range. The Company agreed to build or acquire two additional golf practice ranges by the end of 1999.

     As a result of the foregoing acquisitions and joint ventures and after giving effect to the construction of one center and the closing of eight U.S. centers and one center in Japan since the Acquisition, the Company operated 394 U.S. bowling centers and 103 international bowling centers as of March 13, 1998.

     In November 1997, AMF Bowling issued 15,525,000 shares of its common stock at $19.50 per share pursuant to an initial public offering (the "Initial Public Offering"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" and "Note 12. Stockholders' Equity" in the Notes to Consolidated Financial Statements.


Business Segments

     Bowling Centers

     In the United States, AMF is the largest operator of bowling centers, with 394 bowling centers (as of March 13, 1998) in 39 states and Puerto Rico. Outside the United States, AMF is also the largest operator of bowling centers, with (as of March 13, 1998) 103 bowling centers in eleven countries: Australia
(39), the United Kingdom (24), Mexico (9), Japan (4), China (including Hong
Kong) (7), Argentina (2), Brazil (11), France (3), Spain (2), Switzerland (1), and Canada (1). Of the U.S. centers, 207 were acquired as part of the Acquisition (eight of which were subsequently closed), 194 were acquired thereafter and one was constructed. Of the international centers, 78 were acquired as part of the Acquisition, twelve were acquired thereafter, including nine in the United Kingdom and three in Australia, and one in Japan was closed. The foregoing numbers include one center in China, two centers in Argentina and eleven centers in Brazil which are operated as part of Hong Leong JV and Playcenter JV, respectively.

     The Company's number of U.S. centers, regional clustering (56 clusters) and average size (an average of 38 lanes per U.S. center versus an industry average of 21 lanes per U.S. center) provide both additional revenue opportunities and economies of scale. These revenue opportunities include (i) scheduling flexibility, which improves lane utilization, (ii) the ability to support an expanded food and beverage operation and (iii) more concourse space for food and beverage offerings, amusement games, billiards and pro shops. Cost savings resulting from the economies of scale include (a) the ability to distribute operating and corporate overhead costs (including marketing and advertising costs) over a larger revenue base and (b) attractive terms from certain of the Company's suppliers.

     Internationally, AMF's centers also are, on average, larger than those of its competitors. As with its U.S. operations, the number of centers, geographic clustering and size result in additional revenue opportunities and economies of scale.

     The geographic diversity of AMF's Bowling Centers operations across different regions of the U.S. and across eleven other countries has historically provided stability to AMF's annual cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Market Development Cycles".

     The Company has an ongoing modernization program that results in its bowling centers having more upgraded physical plants and attractive appearances than those of other operators. Management believes that its historical spending level of approximately 3.7% of Bowling Centers revenue is adequate to cover routine capital expenditures. Management estimates that approximately 2% of Bowling Centers revenue is required for nondiscretionary capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures".

     The Bowling Centers business derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources such as shoe rental, amusement games, billiards and pro shops. In 1997, bowling, food and beverage and other revenue represented 60.6%, 25.4%, and 14.0% of total Bowling Centers revenue, respectively.

     Bowling revenue, the largest portion of a bowling center's revenue and profitability, is derived from league, recreational and tournament play. Food and beverage sales occur primarily through snack bars that offer snack foods, soft drinks and, at many centers, alcoholic beverages. AMF has acquired several centers with large sports bars that provide a large portion of such centers' revenue. Other revenue is derived from shoe rental and the operation of amusement games, billiards and pro shops. The shoe rental business is driven primarily by recreational bowlers who usually do not own bowling shoes. Recreational bowlers and non-bowling customers are also the primary users of amusement games and billiards tables.


     Bowling Products

     The Company manufactures and sells bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and modernization parts, and resale products, such as bowling balls, bags, shoes and other bowlers' aids, sold primarily through pro shops. The bowling products business consists of two categories: (i) NCPs and (ii) Modernization and Consumer Products.

     New Center Packages include the bowling equipment necessary to outfit new or expand existing bowling centers, such as lanes, pinspotters, automatic scoring, bowler seating, ball returns, masking units and bumpers. AMF is focused on sales of NCPs into countries with demonstrated strong demand for the construction of new bowling centers. In addition, AMF believes that certain markets in South America, Asia Pacific and Eastern Europe hold the potential for high growth over the next several years, but are currently in the early stages of the industry's development. As bowling is introduced into a market and becomes more popular, local developers and entrepreneurs build new bowling centers which drives demand for NCPs. To stimulate this development cycle, AMF has entered into the joint ventures with Hong Leong and Playcenter described under " -- General Development of Business". See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Backlog; Recent NCP Sales".

     The potential customers for Modernization and Consumer Products include all bowling centers in operation today. The number of potential customers will continue to grow as the number of centers increases. In order for a bowling center to remain competitive and to satisfy its customers, the center operator must periodically make investments in the center's equipment. Some of these investments, such as replacing pins, must be made on approximately an annual basis. These annual investments represent relatively modest expenditures necessary to maintain the center. Other equipment, such as automatic scoring, replacement lanes and upgraded automated lane maintenance equipment, require less frequent but more significant investments by center operators. Management believes that many of these modernizations are necessary for a center to maintain its existing customer base.

     In addition to bowling equipment and supplies, AMF manufactures and sells billiards tables under the Renaissance and PlayMaster brand names.


Business Strategy

     The Company is pursuing a three-part strategy to consolidate the U.S. bowling center industry, to build a nationally recognized AMF brand of superior bowling-based family recreation centers, and to capitalize on the demand for bowling products and centers in certain international markets.

     The Company's acquisition program is designed to acquire additional U.S. bowling centers from single-center and small and medium-sized chain operators. Following an acquisition, the Company improves the profitability of the acquired centers by cost reduction initiatives and programs to increase revenue. The Company often makes capital and other improvements to upgrade the acquired centers in order to generate increased revenue.

     The Company is developing a nationally recognized brand of superior bowling and entertainment centers. These centers generally offer state-of-the-art bowling equipment including many of the products manufactured by its Bowling Products business including the XtremeTM package for glow-in-the-dark bowling, the AMF 8800 Gold pinspotter, high scoring HPL synthetic lanes, BOSS NT automatic scoring system with animated computer graphics, Options furniture package for concourse and settee areas, and DurabowlTM bumpers that ensure young bowlers knock down pins.

     In 1997, the Company launched AMF CARES!, a comprehensive customer appreciation and rewards system, to deliver a consistent quality, fun recreational experience to customers of AMF centers throughout the United States. This program concentrates on customer-focused operating standards, employee awards and recognition, loyalty-driven marketing programs, enhanced food and beverage operations and stronger brand identity with new signage and employee uniforms. To support this program, the Company commits capital expenditures to modernize its centers and to build new showcase centers such as Chelsea Piers in 1997, the first new bowling center in Manhattan in thirty years, and Marina City in Chicago, which is scheduled to open in 1998.

     The Company's well-established brand name, high quality product lines, and global sales and service network position AMF to take advantage of the international growth in bowling. New Center Packages, which represented 55.2% of 1997

Bowling Products sales, were primarily sold to international markets such as China, Malaysia, Japan, United Kingdom, Germany, Brazil and Argentina. The Company also focuses on development of selected international markets with large populations which are in the early stage of growth in the construction of bowling centers such as India, Poland and Russia. The Company will acquire or build bowling centers to expand its competitive position in certain international markets and to serve as a showcase for the sale of its bowling products in these countries.

     Modernization and Consumer Products, which represented 44.5% of 1997 Bowling Products sales, were sold primarily to more established bowling markets including the United States, Japan and Western Europe. Leadership in introducing innovative new products, combined with its established direct sales force and distribution, positions the Company to service the large worldwide installed base of AMF-equipped centers and to grow with the increased popularity of bowling.


Seasonality and Market Development Cycles

     On a consolidated basis, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling centers, which operate across different regions of the U.S. and across eleven other countries, provides stability to the Company's annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which AMF operates exhibit different seasonal sales patterns. As a result of the growing number of U.S. centers attributable to the Company's acquisition program, however, seasonality may become more accentuated.

     Modernization and Consumer Products sales display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of league play in the fall of each year. The NCP category of bowling products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Market Development Cycles" and "Note
17. Business Segments" in the Notes to Consolidated Financial Statements.


Industry and Competition

     Bowling Centers

     Bowling is both a competitive sport and a recreational activity, and faces competition from numerous alternative activities. The ongoing success of the Bowling Centers operation is subject to the level of interest in bowling, the availability and relative cost of other sports, recreational and entertainment alternatives, the amount of leisure time available to potential players, as well as various other social and economic factors over which AMF has no control.

     The Company's centers also compete with other bowling centers. The Company competes primarily through the quality, appearance and location of its facilities and through the range of amenities and service level offered. See "Management's Discussion of Financial Condition and Results of Operations -- Bowling Centers."

     The U.S. bowling center industry is highly fragmented, and consists of two relatively large bowling center operators, AMF (which had 370 U.S. centers as of December 31, 1997) and Brunswick Corporation ("Brunswick") (which had approximately 111 U.S. centers as of December 31, 1997), four medium-sized chains, which together account for 70 bowling centers, and over 5,300 bowling centers owned by single-center and small-chain operators, which typically own four or fewer centers. The top six operators (including AMF) account for less than 10% of the total number of U.S. bowling centers.

     The international bowling center industry is also highly fragmented. There are typically few chain operators in any one country and a large number of single-center operators. AMF generally enjoys a relative size advantage (i.e., a larger number of lanes per center), and is competitively well positioned in countries such as the United Kingdom and Australia.

     In the United States, the operation of bowling centers is a mature industry characterized by slightly decreasing lineage (games per lane per day) offset by increasing average price per game and revenue from food and beverage and other ancillary sources. Management believes that AMF's U.S. lineage has remained relatively stable in recent years due to AMF's ability to better maintain existing league bowlers and attract new recreational bowlers.

               U.S. Bowling Center Industry (a)
---------------------------------------------------------------
                                                     Number of
                     Operator                        Locations     % of Total
-------------------------------------------------   -----------   -----------
AMF .............................................        370           6.3%
Brunswick .......................................        111           1.9
Bowl America ....................................         23           0.4
Active West (b) .................................         16           0.3
Mark Voight .....................................         16           0.3
Bowl New England ................................         15           0.2
                                                         ---         -----
 Subtotal .......................................        551           9.4
Single-center and small-chain operators .........      5,302          90.6
                                                       -----         -----
 Total ..........................................      5,853         100.0%
                                                       =====         =====

---------
 (a) AMF estimate at December 31, 1997.

 (b) On February 13, 1998, the Company acquired fifteen centers from Active West. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures" and "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements.


     Bowling Products

     AMF and Brunswick are the two largest manufacturers of bowling center equipment, and are the only full-line manufacturers of bowling equipment and supplies that compete on a global basis. The Company also competes with smaller, often regionally focused companies in certain product lines. Management estimates that AMF accounts for approximately 41% of the worldwide installed base of bowling center equipment.

     Because of bowling equipment's relatively long useful life, used equipment can be refurbished and sold, often to builders of new centers. The Company actively purchases and resells its used equipment in order to compete with refurbishers who often are U.S. based.

     NCP sales follow the trends in the growth of bowling. As bowling is introduced and becomes popular in new markets, the economics of constructing and operating bowling centers become attractive to local market developers and entrepreneurs. Consequently, new bowling center construction drives demand for NCPs. For at least the last 15 years, the majority of NCP sales has been to international markets. In recent years, this trend has been fueled by the growth of bowling in several countries, such as China, Taiwan and South Korea.

     Sales of Modernization and Consumer Products to bowling center operators who manage the growing installed base of bowling equipment provide a stable base of recurring revenue. These products include modernization equipment, both proprietary and standard spare parts for existing equipment and other products including pins, shoes and supplies. Some of these products, such as bowling pins, should be replaced on approximately an annual basis to maintain a center, while certain less frequent investments in other equipment are necessary to modernize a center and are often required to maintain a customer base.


International Operations

     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and VATs and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws.

     AMF has a history of operating in a number of international markets, in some cases, for over thirty years. Similar to other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Current economic difficulties in certain markets of the Asia Pacific region have resulted in a reduction in the order rate and backlog for NCPs. Management believes that many Asia Pacific customers are delaying purchases of NCP and Modernization equipment as they await economic stability in their regions. As of March 13, 1998, the NCP backlog was 1,765 which is flat compared to the same period last year.

     For the year ended December 31, 1997, NCP sales and backlog to China, Japan and other Asia Pacific markets represented 72.7% and 70.4% of total NCP unit sales and backlog, respectively.

     Foreign currency exchange rates can also affect the translation of operating results from international bowling centers, but for the year ended December 31, 1997, such exchange rates did not materially impact operating results. For 1997, revenue and EBITDA of international bowling centers represented 14.6% and 16.0% of consolidated results, respectively.

     Over the longer term, management continues to believe that international markets, including Asia Pacific, represent attractive opportunities for bowling equipment sales and bowling center operations. Accordingly, management continues to pursue its strategy in international markets.


Employees

     Bowling Centers

     As of December 31, 1997, Bowling Centers had approximately 18,415 full- and part-time employees worldwide. The Company believes that its relations with its Bowling Centers employees are satisfactory.




                Country                   Number of Employees (a)
--------------------------------------   ------------------------
United States                                     16,226
                                                  ------
International:
 Australia ...........................             1,202
 United Kingdom ......................               440
 Mexico ..............................               240
 China (including Hong Kong) .........               120
 Japan ...............................                47
 France ..............................                75
 Spain ...............................                32
 Switzerland .........................                 9
 Canada ..............................                24
                                                  ------
   Total International ...............             2,189
                                                  ------
   Total Worldwide ...................            18,415
                                                  ======

---------
 (a) Numbers vary depending on the time of year.


     Bowling Products

     As of December 31, 1997, Bowling Products had approximately 1,125 full-time employees worldwide. The Company believes that its relations with its Bowling Products employees are satisfactory. Employees are divided along functional lines as shown in the table below.




           Segment               Number of Employees
-----------------------------   --------------------
Manufacturing ...............             760
                                          ---
Sales:
 Australia ..................               8
 Americas ...................              48
 Europe .....................              89
 Asia Pacific ...............             123
 Japan ......................              97
                                          ---
   Total Sales ..............             365
                                          ---
   Total Worldwide ..........           1,125
                                        =====

 Corporate

     As of December 31, 1997, corporate had approximately 170 full-time employees. The Company believes that its relations with its corporate employees are satisfactory.


Item 2. Properties

     Bowling Centers

     As of December 31, 1997, AMF operated 370 bowling centers and related facilities in the United States and 100 centers in eleven other countries. A regional list of these facilities is set forth below:



                                U.S. Centers*
                                  Number of     Number of
Region                             Clusters     Locations     Owned     Leased
------------------------------   -----------   -----------   -------   -------
Texas ........................         6            34          28         6
Baltimore/Washington .........         3            24          15         9
Northeast ....................         8            60          34        26
Mid-Atlantic .................         7            48          31        17
Southern .....................        11            59          43        16
Great Lakes ..................         7            51          39        12
Midwest ......................         6            37          27        10
Pacific ......................         8            55          24        31
                                      --            --          --        --
 Total .......................        56           368         241       127
                                      ==           ===         ===       ===

 * AMF operates two centers for an unrelated party. These centers are neither owned nor leased by AMF and, therefore, are not included in the foregoing table. In addition, the Company operates a golf practice range in Aurora, Illinois.



                       International Centers *
                                        Number of
Country                                 Locations     Owned     Leased
------------------------------------   -----------   -------   -------
Australia ..........................        38          23        15
United Kingdom .....................        22           5        17
Mexico .............................         9           5         4
China, including Hong Kong .........         6           0         6
Japan ..............................         4           0         4
France .............................         3           0         3
Spain ..............................         2           0         2
Switzerland ........................         1           0         1
Canada .............................         1           1         0
                                            --          --        --
   Total ...........................        86          34        52
                                            ==          ==        ==

 * The table excludes one bowling center operated by the Hong Leong JV and thirteen bowling centers operated by the Playcenter JV. See "Business -- General Development of Business".

     AMF's leases are subject to periodic renewal. Sixty of the U.S. centers have leases which expire during the next three years. Forty-one of such leases have renewal options. Twenty-two of the international centers have leases which expire during the next three years. Six of such leases have renewal options. The Company generally does not have difficulty renewing leases.

 Bowling Products

     As of December 31, 1997, AMF owned or leased facilities at five locations in the United States, four of which are used for its Bowling Products business and one of which is used for its billiards business. AMF also leased the following facilities at 29 international locations which are used as offices or warehouses.



                                            U.S. Facilities
                                                                                  Approximate    Owned/
Location                                        Products                        Square Footage   Leased
------------------------ ----------------------------------------------------- ---------------- -------
  Richmond, VA ......... World headquarters, pinspotters, automatic scoring,        360,000      Owned
                          synthetic lanes, other capital equipment, consumer         54,000     Leased
                         products, used pinspotters
  Lowville, NY ......... Pins and wood lanes                                        121,000      Owned
                                                                                     50,000      Owned
  Golden, CO ........... Lane maintenance equipment (Century)                        50,000     Leased
  Bland, MO ............ Billiards tables (AMF Billiards and Games)                  37,210      Owned
                                                                                     33,373     Leased
                                                                                     32,000      Owned
                                                                                     24,000      Owned
                                                                                     16,000      Owned
                                                                                     11,000     Leased
  Miami, FL ............ Office                                                         200     Leased


                             International Facilities
                                                             Approximate    Owned/
Location                                     Functions     Square Footage   Leased
---------------------------------------- ---------------- ---------------- -------
 Emu Plains, Australia .................     Office               400      Leased
                                            Warehouse          10,100      Leased
 Brussels, Belgium .....................     Office             1,000      Leased
 Toronto, Canada .......................     Office             2,100      Leased
                                            Warehouse             400      Leased
 Beijing, China ........................     Office               390      Leased
 Guangzhou, China ......................     Office               380      Leased
                                            Warehouse           1,650      Leased
 Hong Kong .............................     Office             2,500      Leased
                                             Office             1,125      Leased
 Shanghai, China .......................     Office               400      Leased
 Levallois-Perret, France ..............     Office               984      Leased
                                            Warehouse           1,470      Leased
 Mainz-Kastel, Germany .................     Office               656      Leased
                                            Warehouse           1,650      Leased
 Bangalore, India ......................     Office             1,050      Leased
 New Delhi, India ......................     Office             2,000      Leased
 Yokohama, Japan .......................     Office             4,626      Leased
                                            Warehouse           8,808      Leased
                                         Service Center         1,634      Leased
 Seoul, South Korea ....................     Office             5,119      Leased
                                            Warehouse           7,472      Leased
 Mexico City, Mexico ...................     Office             1,300      Leased
                                            Warehouse          11,431      Leased
 Warsaw, Poland ........................     Office               209      Leased
 Granna, Sweden ........................     Office             4,515      Leased
                                            Warehouse          12,705      Leased
 Hemel Hempstead, United Kingdom .......     Office            11,500      Leased
                                            Warehouse          11,770      Leased

Item 3. Legal Proceedings

     The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including employment discrimination claims, workers' compensation claims and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse effect on its financial position or results of operations. However, it is not possible to assure the outcome of such claims and actions.

     On March 5, 1996, the defendant in an action entitled Northland Bowl and Sports Center, Inc. and Recreation Association, II v. Golden Giant, Inc., d/b/a Golden Giant Building Systems, Court of Common Pleas, Centre County, Pennsylvania, asserted a third-party claim against AMF Bowling Products, Inc., a wholly-owned, indirect subsidiary of AMF Bowling ("AMF Bowling Products"), and other parties. The defendant, Golden Giant, Inc. ("Golden Giant"), a construction company, was originally named as the sole defendant by a bowling center (not owned or operated by the Company) in connection with the collapse of the bowling center's roof in 1994. Golden Giant named AMF Bowling Products as a defendant, and charged AMF with negligence and breach of implied warranty for installing scoring monitors (four years before the roof collapsed) in a portion of the building that allegedly could not adequately support the additional weight of the monitors. The plaintiff claimed damages in excess of $2.9 million. Golden Giant asserted that, if the plaintiff is entitled to any recovery, it should come in whole or in part from AMF Bowling Products. On March 25, 1997, the court dismissed AMF Bowling Products from the lawsuit, which continues against the other defendants. The plaintiff appealed the order dismissing AMF Bowling Products. In October 1997, the appellate court dismissed the plaintiff's appeal as premature.


Regulatory Matters

     There are no unique federal or state regulations applicable to bowling center operations or equipment manufacturing. State and local governments require establishments to hold permits to sell alcoholic beverages, and, although regulations vary from state to state, once permits are issued, they generally remain in place indefinitely (except for routine renewals) without burdensome reporting or supervision.


Environmental Matters

     AMF's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. AMF believes that its operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted.

     The Company currently and from time to time is subject to environmental claims. In management's opinion, the claims currently asserted against the Company are not likely to have a material adverse effect on its financial position or results of operations. However, it is not possible to assure the ultimate outcome of such claims. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters".


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of AMF Bowling

     The following table sets forth information concerning the individuals who are the executive officers of AMF Bowling:




Name                              Age    Position
------------------------------   -----   ------------------------------
  Douglas J. Stanard             51      Director; President and Chief
                                         Executive Officer
  Stephen E. Hare                44      Director; Executive Vice
                                         President; Chief Financial
                                         Officer and Treasurer
  Michael P. Bardaro             47      Vice President; Corporate
                                         Controller and Assistant
                                         Secretary

     DOUGLAS J. STANARD is the President and Chief Executive Officer of AMF Bowling. He served as President of AMF Worldwide Bowling Centers from 1993 to 1995.

     STEPHEN E. HARE is the Executive Vice President, Chief Financial Officer and Treasurer of AMF Bowling. Prior to joining AMF Bowling in 1996, Mr. Hare was Senior Vice President and Chief Financial Officer of James River Corporation of Virginia, beginning in 1992.

     MICHAEL P. BARDARO is Vice President, Corporate Controller and Assistant Secretary of AMF Bowling. He joined AMF after having been Controller at General Medical Manufacturing Co. in Richmond, Virginia between 1989 and 1994.

                                    PART II

Item 5. Market for AMF Bowling Common Stock and Related Stockholder Matters

     AMF Bowling's Common Stock (the "Common Stock"), $.01 par value, is traded on the New York Stock Exchange under the symbol "PIN". Prior to the Initial Public Offering on November 7, 1997, there was no market for the Common Stock. See "Item 1. Business -- General Development of Business", "Note 12. Stockholders' Equity" in the Notes to Consolidated Financial Statements, and the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders. The reported high and low sales prices for the Common Stock for the period from November 7, 1997, through December 31, 1997 were $25 1/8 and $21 1/2, respectively. As of March 23, 1998, there were 3,193 holders of record of the Common Stock.

     AMF Bowling has not since its inception paid any cash dividends on the Common Stock and intends to retain all earnings, if any, for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future. The Company's Credit Agreement (as hereinafter defined) restricts the payment of cash dividends on the Common Stock.


Item 6. Selected Financial Data

     The selected financial data set forth below for the fiscal years indicated were derived from AMF Bowling's audited consolidated financial statements for the year ended December 31, 1997, and the period ended December 31, 1996, and the audited combined financial statements for the four months ended April 30, 1996, and the years ended December 31, 1995, 1994, and 1993, of the AMF Bowling Group which represented the Bowling Centers and Bowling Products businesses of the Predecessor Company. The consolidated pro forma results set forth below are presented as if the Acquisition had occurred on January 1, 1996, and are based on the Predecessor Company's statement of operations for the period ended April 30, 1996, AMF Bowling's statement of income from its inception through December 31, 1996 and adjustments giving effect to the Acquisition under the purchase method of accounting. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements. The data should be read in conjunction with AMF Bowling's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The comparability of the selected financial data is impacted based on the Company's bowling center acquisition program. In 1996, the Company acquired 57 bowling centers from unrelated sellers. The combined purchase price was $108.0 million. In 1997, the Company acquired 122 bowling centers from a number of unrelated sellers. The combined purchase price was $214.8 million. See "Item 1. Business -- General Development of Business".

     The selected financial data include operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, and other income and expenses. EBITDA information is included because the Company understands that such information is a standard measure commonly reported and widely used by certain investors and analysts. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with GAAP.

                                                                                                                      Four Months
                                                                                                                         Ended
                                                              For the year ended December 31,                          April 30,
                                        ---------------------------------------------------------------------------- ------------
                                                        (dollars in millions, except per share data)
                                                                              Pro Forma
                                                                                 AMF
                                                                              Bowling,                                Predecessor
                                                Predecessor Company             Inc.          AMF Bowling, Inc.         Company
                                        ----------------------------------- ------------ --------------------------- ------------
                                            1993        1994        1995       1996(a)      1996(b)         1997        1996(c)
                                        ----------- ----------- ----------- ------------ ------------- ------------- ------------
 Income Statement Data:
 Operating revenue ....................  $ 427.6     $ 517.8     $ 564.9      $ 548.9      $ 384.8       $ 713.7       $ 164.9
                                         -------     -------     -------      -------      -------       -------       -------
 Cost of goods sold ...................    153.2       196.0       184.1        173.6        130.5         212.6         43.1
 Bowling center operating
  expenses ............................    108.5       115.2       166.5        178.8        123.7         251.2         80.2
 Selling, general and adminis-
  trative expenses ....................     41.9        57.1        50.8         51.0         35.1          64.5         35.5
 Depreciation and amortization ........     21.4        24.8        39.1         73.5         49.4         102.5         15.1
                                         -------     -------     -------      -------      -------       -------       -------
 Operating income (loss) ..............    102.6       124.7       124.4         72.0         46.1          82.9        (  9.0)
 Interest expense, gross ..............      5.0         7.4        15.7        106.2         78.0         118.4          4.5
 Other income (expense),
  net .................................    (  0.1)     (  1.5)       0.2          3.8          3.9         (  8.1)      (  0.1)
                                         --------    --------    -------      -------      -------       --------      -------
 Income (loss) before income
  taxes ...............................     97.5       115.8       108.9        ( 30.4)      ( 28.0)       ( 43.6)      ( 13.6)
 Provision (benefit) for income
  taxes ...............................     15.1        16.5        12.1        (  8.9)      (  8.5)       ( 12.8)      (  1.7)
                                         --------    --------    -------      --------     --------      --------      -------
 Net income (loss) before equity
  in loss of joint ventures and
  extraordinary items .................     82.4        99.3        96.8        ( 21.5)      ( 19.5)       ( 30.8)      ( 11.9)
 Equity in loss of joint
  ventures ............................        --          --          --           --           --        (  1.4)          --
                                         --------    --------    --------     --------     --------      --------      -------
 Net income (loss) before
  extraordinary items .................     82.4        99.3        96.8        ( 21.5)      ( 19.5)       ( 32.2)      ( 11.9)
 Extraordinary items, net of tax ......        --          --          --           --           --        ( 23.4)          --
                                         --------    --------    --------     --------     --------      --------      -------
 Net income (loss) ....................  $  82.4     $  99.3     $  96.8      $  (21.5)    $  (19.5)     $  (55.6)    $  (11.9)
                                         ========    ========    ========     ========     ========      ========     ========
 Net loss per share before
  extraordinary items .................                                       $  (0.55)    $  (0.49)     $  (0.71)
 Per share effect of extraordinary
  items ...............................                                             --           --       (  0.52)
                                                                              --------     --------      --------
 Net loss per share ...................                                       $  (0.55)    $  (0.49)     $  (1.23)
                                                                              ========     ========      ========
 Selected Data:
 EBITDA ...............................  $ 124.0     $ 149.5     $ 163.5      $ 145.5      $  95.5       $ 185.4      $   6.1
 EBITDA margin ........................      29.0%       28.9%       28.9%       26.5  %      24.8  %       26.0  %        3.7%


                                                       As of December 31,
                                 ---------------------------------------------------------------
                                                      (dollars in millions)
                                         Predecessor Company               AMF Bowling, Inc.
                                 ------------------------------------   ------------------------
                                    1993         1994         1995          1996         1997
Balance Sheet Data:              ----------   ----------   ----------   -----------   ----------
Working capital (d) ..........   $ 18.9       $ 16.9       $ 29.2       $    7.8      $   43.9
Goodwill, net ................      --           --           --          771.1         772.3
Total assets .................   228.2        410.2        400.4        1,594.0       1,832.1
Total debt ...................    75.7        186.1        167.4        1,091.3       1,060.6
Stockholders' equity .........    88.6        132.4        161.5          408.8         654.0
Total capital ................   164.3        318.5        328.9        1,500.1       1,714.6

---------
(a) Represents results of operations from January 1, 1996 through December 31, 1996 on a pro forma basis. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements.

(b) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes the results of operations of the acquired business from May 1, 1996 through December 31, 1996.

(c) Represents results of operations from January 1, 1996 through April 30,
    1996.

(d) Predecessor Company amounts reflect elimination of affiliate receivables and payables.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information in this report contains forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by AMF Bowling or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) the Company's ability to successfully execute acquisition opportunities and to integrate acquired operations into its business, (ii) the continued development and growth of new bowling markets and the Company's ability to continue to identify those markets and to generate sales of products in those markets before market saturation, (iii) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (iv) the Company's ability to retain experienced senior management, (v) the ability of AMF Bowling and its subsidiaries to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on their indebtedness and (vi) the popularity of bowling as an activity in the United States and abroad. In addition, actual results may also differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, including, among other things: (i) a decline in general economic conditions, (ii) an adverse judgment in pending or future litigation and (iii) increased competitive pressure from current competitors and future market entrants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. AMF Bowling undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Background

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and in AMF Bowling's Consolidated Financial Statements included elsewhere herein.

     Management believes that comparisons of the results of operations for the years ended December 31, 1997 and 1996, on a pro forma basis, and December 31, 1996, on a pro forma basis, and 1995, are more meaningful than comparisons on an historical basis. This is due primarily to significant changes in depreciation and amortization that result from the application of the purchase method of accounting for the Acquisition and from the increased interest expense due to the debt incurred related to the Acquisition. Discussion of the results of the Company's operations for the year ended December 31, 1997, is on an historical basis. Discussion of the results of the Predecessor Company's operations for the year ended December 31, 1995, is on an historical basis. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements.


     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company's operations, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of operations of Bowling Centers, Bowling Products and the consolidated group of companies are set forth below. The two European centers that were not acquired by the Company as part of the Acquisition, as discussed in "Note 1. Organization" in the Notes to Consolidated Financial Statements, are included in the 1996 actual Predecessor Company results and excluded from 1996 pro forma results. The two centers have no material impact on the Company's financial statements or on the information presented in this section.


     For 1995, Bowling Centers adopted a calendar year end; accordingly, the Bowling Centers results of operations for the year ended December 31, 1995 includes the results of U.S. operations for the period from December 26, 1994 through December 31, 1995. Total revenue for the period from December 26, 1994 through December 31, 1994 was approximately $2.0 million.

     The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis.

Performance by Business Segment

     Bowling Centers

     Bowling Centers derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. In 1997, bowling, food and beverage and other revenue represented 60.6%, 25.4% and 14.0% of total Bowling Centers revenue, respectively.

     The results shown below reflect both U.S. and international Bowling Centers operations.



                                                            For the year ended December 31,
                                                          ------------------------------------
                                                                 (dollars in millions)
                                                                         Pro Forma
                                                                            AMF        AMF
                                                           Predecessor   Bowling,    Bowling,
                                                             Company       Inc.        Inc.
                                                          ------------- ---------- -----------
                                                               1995       1996(a)      1997
                                                          ------------- ---------- -----------
      Bowling Centers (before intersegment eliminations):
      Operating revenue .................................   $ 292.3      $ 307.3    $ 429.1
                                                            -------      -------    -------
      Cost of goods sold ................................      26.3         27.5       39.9
      Bowling center operating expenses .................     168.7        177.2      252.5
      Selling, general and administrative expenses ......      10.5          7.0        6.3
      Depreciation and amortization .....................      36.6         56.2       82.8
                                                            -------      -------    -------
      Operating income ..................................   $  50.2      $  39.4    $  47.6
                                                            =======      =======    =======
      Selected Data:
      EBITDA ............................................   $  86.8      $  95.6    $ 130.4
      EBITDA margin .....................................       29.7%        31.1%      30.4%
      Number of centers, end of period ..................        286          341        470
      Number of lanes, end of period ....................      9,430       11,782     16,315

---------
  (a) Represents pro forma results of operations from January 1, 1996 through December 31, 1996. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements. The pro forma 1996 amount of selling, general and administrative expenses has been adjusted to reflect a reallocation to corporate of certain general and administrative expenses previously allocated to the Bowling Centers segment. The 1995 amounts have not been restated to reflect this change.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Bowling Centers operating revenue increased $121.8 million, or 39.6%. An increase of $125.8 million was attributable to new centers, of which $116.5 million was from U.S. centers, and $9.3 million was from international centers. An increase of $1.1 million, or 0.4%, in constant centers (centers in operation for at least one full fiscal year) revenue was primarily a result of an increase in revenue in the Northeast region of the United States, a region in which the Company has a large number of centers and which experienced severe weather conditions during the first quarter of 1996. The increase in constant centers revenue for the year ended December 31, 1997 compared to the same period in 1996 was net of $1.0 million additional revenue in 1996 due to leap year, a $3.0 million decrease in revenue from the Japanese centers in 1997, which was primarily caused by recent poor economic conditions in Japan, and a decrease of $1.0 million in operating revenue in the third quarter of 1997 compared to the same period in 1996 which resulted from pricing specials used in the U.S. and international centers to overcome lower lineage (defined as games per lane per day) which resulted from the hot, dry weather in these regions. Excluding these special items, constant center revenue would have increased $6.1 million, or 2.2%, in the year ended December 31, 1997 compared to the same period in 1996. A decrease in operating revenue of $5.1 million was primarily attributable to the closing of eight U.S. centers in May 1996, and February, May and December 1997, respectively.

     Cost of goods sold increased $12.4 million, or 45.1%, primarily as a result of the net increase in the number of centers.

     Operating expenses increased $75.3 million, or 42.5%, of which approximately $74.6 million was attributable to new centers, including $69.6 million attributable to U.S. centers and $5.0 million attributable to international centers. As a percentage of its revenue, Bowling Centers operating expenses were 57.7% for the year ended December 31, 1996, on a pro forma basis, versus 58.8% for the year ended December 31, 1997.

     A decrease of $0.7 million, or 10.0%, in selling, general and administrative expenses was attributable to cost controls implemented in international centers in response to lower lineage discussed above and savings associated with closed centers, partially offset by additional expenses due to new centers.

     An increase of $34.8 million, or 36.4%, in EBITDA was attributable to new centers. EBITDA margin in 1997 was 30.4% compared to 31.1% in 1996, on a pro forma basis.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. Operating revenue increased $15.0 million, or 5.1%. Increases of $19.0 million attributable to the addition of 57 new centers purchased during the last two quarters of 1996 and $0.5 million attributable to increases at constant centers were offset by decreases of $2.2 million attributable to the two bowling centers which were not acquired as part of the Acquisition and $2.3 million attributable to the closure of seven of the 106 bowling centers originally purchased by the Predecessor Company from Fair Lanes. The constant center revenue increase was attributable to an increase in international revenue of $2.4 million, offset by a decrease in U.S. constant centers revenue of $1.9 million. The decrease in U.S. constant centers revenue was largely a result of a decrease in revenue due to the severe weather conditions in the Northeast, a region in which the Company has a large number of centers, during the first quarter of 1996. An increase in bowling prices in the U.S. during 1996 was partially offset by a decrease in U.S. lineage. The increase in international revenue was primarily a result of an increase in average price per game and increased food and beverage revenue.

     Cost of goods sold increased $1.2 million, or 4.6%, primarily as a result of new centers.

     Bowling Centers operating expenses increased by $8.5 million, or 5.0%. An increase of $10.0 million attributable to new centers and a net increase of $2.2 million attributable to constant centers were offset by a decrease of $3.7 million primarily attributable to the two centers not acquired in the Acquisition and the closure of seven Fair Lanes centers. The net increase in constant centers operating expenses was a result of an increase of $4.1 million in international centers due to increased rents and payroll expenses, and a decrease of $1.9 million in U.S. centers resulting from the implementation of cost reduction plans developed by management after assessing the impact of the severe weather conditions during the first quarter of 1996. As a percentage of total revenue, Bowling Centers operating expenses remained constant at 57.7% during 1996 and 1995.

     Of the $3.5 million decrease in selling, general and administrative expenses, $3.6 million is due to a reallocation to corporate of certain selling, general and administrative expenses previously allocated to the Bowling Centers segment.

     An increase of $8.8 million, or 10.1%, in EBITDA was attributable to new centers. EBITDA margin in 1996 was 31.1% compared to 29.7% in 1995.

 Bowling Products

     The results shown below reflect Bowling Products operations.



                                                                   For the year ended December 31,
                                                                -------------------------------------
                                                                        (dollars in millions)
                                                                               Pro Forma
                                                                                  AMF         AMF
                                                                 Predecessor    Bowling,    Bowling,
                                                                   Company        Inc.        Inc.
                                                                ------------- ----------- -----------
                                                                     1995       1996(a)       1997
                                                                ------------- ----------- -----------
       Bowling Products (before intersegment eliminations):
       Operating revenue ......................................   $ 286.5      $ 252.1     $ 299.3
       Cost of goods sold .....................................     166.9        153.3       185.7
                                                                  -------      -------     -------
       Gross profit ...........................................     119.6         98.8       113.6
       Selling, general and administrative expenses ...........      40.3         36.2        42.8
       Depreciation and amortization ..........................       3.6         18.5        19.8
                                                                  -------      -------     -------
       Operating income .......................................   $  75.7      $  44.1     $  51.0
                                                                  =======      =======     =======
       Selected Data:
       Gross profit margin ....................................       41.7%        39.2%       38.0%
       EBITDA .................................................   $  79.3      $  62.6     $  70.8
       EBITDA margin ..........................................       27.7%        24.8%       23.7%
       New Center Packages sold ...............................      4,437        3,029       4,576
       New Center Packages backlog end of period (b) ..........        940        1,426       1,725

---------
  (a) Represents results of operations from January 1, 1996 through December 31, 1996 on a pro forma basis. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements. The pro forma 1996 amount of selling, general and administrative expenses has been adjusted to reflect a reallocation to corporate of certain overhead expenses previously allocated to the Bowling Products segment. The 1995 amounts have not been restated to reflect this change.

  (b) NCP orders included in the backlog are sometimes cancelled by customers in the normal course of business. Accordingly, the Company has experienced, and expects to continue to experience, the cancellation of a portion of such orders. The backlog as of March 13, 1998 is 1,765 units, which is flat compared to the same period last year. See " -- Backlog; Recent NCP Sales".

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Bowling Products operating revenue increased $47.2 million, or 18.7%, primarily due to an increase of $44.7 million, or 37.1%, in NCP revenue, and an increase of $1.5 million, or 1.1%, in Modernization and Consumer Products revenue. The increase in NCP revenue was due to an overall increase in NCP sales of 1,547 units which occurred primarily in Asia Pacific, Europe, South America and the Middle East. See " -- Seasonality and Market Development Cycles".

     Gross profit increased by $14.8 million, or 15.0%. Gross profit margin was 39.2% in 1996, on a pro forma basis, and 38.0% in 1997. Competitive pricing pressure in certain markets and higher cost of sales, both experienced in the third and fourth quarter, and unfavorable exchange rates experienced in certain markets in the fourth quarter, resulted in lower year-to-date margins in 1997. See " -- International Operations".

     Bowling Products selling, general and administrative expenses increased by $6.6 million, or 18.2%, primarily as a result of a $4.3 million increase attributable to payroll and facilities expenses related to opening and staffing certain of the Company's international sales and service offices, and an increase of $3.7 million attributable to advertising and promotion expenses. These increases were offset by a $1.4 million decrease in payroll, facilities and related expenses at U.S. locations.

     EBITDA increased $8.2 million, or 13.1%, and EBITDA margin decreased from 24.8% in 1996, to 23.7% in 1997. The margin decline was impacted by the pricing pressure and unfavorable exchange rates discussed above.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. Operating revenue decreased by $34.4 million, or 12.0%, primarily due to a decrease of $35.3 million, or 22.7%, in NCP revenue offset by an increase of $0.9 million, or 0.7%., in Modernization and Consumer Products revenue. The decrease in NCP revenue was due to an overall decrease in NCP sales by 1,408 units in 1996 compared to 1995, particularly for maturing markets including South

Korea and Taiwan, offset in part by an increase in NCP revenue from sales to China. From 1995 to 1996, total NCP sales to South Korea decreased by 1,165 units and to Taiwan decreased by 1,323 units. Additionally, there was a moderate increase in NCP units sold in the Americas and southern Europe during 1996. The increase in sales to China occurred during the last six months of 1996. See " -- Seasonality and Market Development Cycles". The increase in Modernization and Consumer Products revenue was due in part to increased sales of synthetic lanes and automatic scoring in the United States.

     Gross profit decreased by $20.8 million, or 17.4%. Gross profit margin was 41.7% in 1995 and 39.2% in 1996. Of this 2.5% decrease, 0.8% was attributable to an increase in certain inventory and warranty reserves in the Modernization and Consumer Products categories of $2.1 million, and 1.7% was attributable to the lower margins on decreased revenues, particularly in Japan, due to price cuts implemented by the Company's management in response to stiffer competition in the Modernization and Consumer Products category.

     Of the $4.1 million decrease in selling, general and administrative expenses, $4.2 million was due to a reallocation to corporate of certain overhead expenses previously allocated to the Bowling Products segment.

     EBITDA decreased $16.7 million, or 21.1%, and EBITDA margin decreased from 27.7% in 1995, to 24.8% in 1996, primarily due to the decreased NCP revenue and gross profit discussed above.


Consolidated Items

     Depreciation and Amortization. For the year ended December 31, 1997, depreciation and amortization increased by $29.0 million, or 39.5%, over the same period in 1996, primarily due to depreciation of property and equipment of centers acquired since May, 1996 and incremental depreciation expense as a result of capital expenditures.

     For the year ended December 31, 1996, depreciation and amortization increased by $34.4 million, or 88.0%, over the same period in 1995, primarily as a result of recording fixed assets at fair market value and goodwill in accordance with the purchase accounting method applied for the Acquisition.

     Interest Expense. Gross interest expense increased by $12.2 million, or 11.5%, in the year ended December 31, 1997 compared with the same period in 1996, primarily due to interest paid on increased levels of bank debt as a result of center acquisitions. See " -- Liquidity" and " -- Capital Resources". Cash interest paid by the Company for the year ended December 1997 totaled $83.2 million, while non-cash bond interest amortization totaled $33.6 million.


     For the year ended December 31, 1996, gross interest expense increased by $90.5 million, or 576.4%, compared with the same period in 1995 due to interest paid on debt incurred to finance the Acquisition and interest on the Acquisition Facility. Cash interest paid by the Company for the year ended December 31, 1996 totaled $44.5 million, while non-cash bond interest amortization totaled $24.7 million.

     Net Income (Loss). Net loss increased $34.1 million, or 158.6%, for the year ended December 31, 1997 compared with the same period in 1996. Increases of $39.9 million in EBITDA discussed above on a segment basis and income tax benefit of $3.9 million were offset by increases of $29.0 million in depreciation and amortization expense, $12.2 million in interest expense, $23.4 million of extraordinary charges recorded in the fourth quarter as described below, $11.9 million in other expenses and $1.4 million of equity in loss of joint ventures.

     The Company incurred after-tax extraordinary charges totaling $23.4 million in the fourth quarter of 1997 as a result of entering into the Third Amended and Restated Credit Agreement (the "Credit Agreement"), the premium paid to redeem a portion of the senior subordinated discount notes with the proceeds of the Initial Public Offering and the write-off of the portion of deferred financing costs attributable to the senior subordinated discount notes redeemed. See "Note
9. Long-Term Debt" in the Notes to Consolidated Financial Statements and "Selected Quarterly Data" included elsewhere herein.

     Of the $11.9 million increase in other expenses, $3.6 million is attributable to the write down of seven U.S. centers closed in 1997 and three U.S. centers which the Company will close in 1998, $1.6 million is attributable to an increase in losses recorded on sales of property and equipment and $3.0 million represents an increase in losses on foreign exchange transactions. In addition to the increases in these expenses, interest income decreased $3.7 million. Proceeds from the issuance of senior subordinated notes and senior subordinated discount notes which were used to partially fund the Acquisition were received by the Company in March 1996, and earned interest income until May 1, 1996, the date of Acquisition.

     The Company accounts for its investments in Hong Leong JV and Playcenter JV by the equity method. For the year ended December 31, 1997, the Company incurred a loss of $1.4 million as equity in loss of joint ventures. See "Note
16. Joint Ventures" in the Notes to Consolidated Financial Statements.

     The decline of $118.3 million, or 122.2%, in net income from $96.8 million in 1995 to a net loss of $(21.5) million in 1996, on a pro forma basis, was primarily attributable to a decrease in Bowling Products EBITDA resulting from the decline in NCP revenue and higher depreciation and amortization and interest expense resulting from the Acquisition after allowing for an $8.9 million tax benefit.

     Income Taxes. Prior to the Acquisition, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code of 1986, as amended (the "Code"). Upon consummation of the Acquisition, those companies became taxable corporations under the Code.

     In connection with the Acquisition, the two principal subsidiaries of the Company elected under Section 338(h)(10) of the Code to treat the stock purchase as a deemed asset acquisition for the purposes of U.S. income taxes. These elections permitted both of the affiliated companies to revalue their assets to fair market value and to treat any amortizable goodwill as tax deductible over fifteen years.

     As of December 31, 1997, the Company had net operating losses of approximately $110.0 million and foreign tax credits of $12.4 million which will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company had not recorded a valuation reserve as of December 31, 1997 because the Company expects to utilize these net operating losses and foreign tax credits prior to their expiration.


Liquidity

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The following discussion compares AMF Bowling's results for the year ended December 31, 1997 with the period ended December 31, 1996, on an historical basis.

     The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on December 31, 1996 was $7.8 million compared with $43.9 million as of December 31, 1997, an increase of $36.1 million. Accounts receivable increased $31.3 million primarily as a result of increased NCP revenue, inventory increased $15.6 million in advance of future shipments, deferred taxes and other current assets increased $5.9 million and the current portion of long-term debt decreased $15.0 million as a result of principal payments on the Credit Agreement. These increases in working capital were offset by an increase of $10.0 million in accounts payable attributable to an increase in production in advance of future shipments, an increase of $13.9 million caused by changes in other current liabilities and a decrease in cash of $7.8 million primarily attributable to payments on debt under the Credit Agreement and internal funding of certain bowling center acquisitions.

     Net cash flows provided by operating activities were $73.8 million for the period ended December 31, 1996 compared with net cash provided of $47.7 million for the year ended December 31, 1997, a decrease of $26.1 million. Net cash was provided from an increase of $53.1 million in depreciation and amortization as a result of incremental depreciation recorded on bowling center acquisitions and capital expenditures of the Company, an increase of $8.8 million which resulted from amortization of the discount related to the bonds used to partially fund the Acquisition and an increase of $4.0 million attributable to loss recorded on the sale of property and equipment. In 1997, net cash of $1.4 million was provided by the equity in loss of joint ventures and $23.4 million was provided by the after-tax extraordinary charges discussed above. Net cash used resulted from an increase of $36.1 million in net loss, an increase of $19.6 million in the change in accounts receivable primarily resulting from the increased levels of NCP sales compared with the same period in 1996, an increase of $18.8 million in the change in inventory primarily reflecting the increased backlog of NCP orders to be shipped after December 31, 1997, an increase in the change in other assets of $8.9 million, an increase in the change in net deferred income tax assets of $6.2 million and a decrease of $27.2 million in the change in accounts payable and other liabilities.

     Net cash flows used in investing activities were $1,467.1 million for the period ended December 31, 1996 compared with net cash flows used of $288.6 million for the year ended December 31, 1997. During the period ended December 31, 1996, cash flows used for acquisitions of operating units, net of cash acquired, including the Acquisition, totaled $1,450.9 million, capital spending was $16.9 million and other investing cash flows provided were $0.7 million. During the year ended December 31, 1997, acquisitions of bowling centers totaled $214.8 million, capital spending was $56.7 million, investments in and advances to the Hong Leong JV and Playcenter JV totaled $21.3 million, and other cash flows provided by investing activities were $4.2 million attributable to proceeds form the sale of property. See "Note 15. Acquisitions" in the "Notes to Consolidated Financial Statements" and " -- Capital Expenditures".

     Net cash provided by financing activities was $1,438.3 million for the period ended December 31, 1996 compared with net cash provided of $235.7 million for the year ended December 31, 1997. During the period ended December 31, 1996, the Company had borrowings, net of deferred financing costs, of $1,059.3 million from debt incurred to finance the Acquisition and from the Acquisition Facility, and made payments of $38.9 million on this debt. Additionally, a total of $420.8 million was received as capital contributions by the institutional stockholders of AMF Bowling and certain of its officers and directors. Of the total capital contributed, $380.8 million was for the initial capitalization of the Company and the Acquisition, and $40.0 million was received as additional capital contributions in connection with the acquisition of centers from Charan. During 1997, funds were used primarily for the payment of long-term debt totaling $304.6 million, $14.6 million was attributable to the premium paid in connection with the redemption of a portion of the senior subordinated discount notes discussed above, $0.7 million was attributable to payments on non-compete obligations and $0.5 million was used for the repurchase of an officer's shares in connection with the termination of his employment with the Company. Funds were provided in 1997 by borrowings of long-term debt totaling $240.4 million, $36.6 million of additional capital contributions used in part to fund acquisitions and for other corporate purposes and $279.1 million of net proceeds from the Initial Public Offering. See "Note 12. Stockholders' Equity" and "Note 13. Employee Benefit Plans" in the Notes to Consolidated Financial Statements.

     As a result of the aforementioned, cash increased by $43.6 million for the period ended December 31, 1996 compared to a decrease of $7.8 million for the year ended December 31, 1997.


     Year Ended December 31, 1996 Compared to year Ended December 31, 1995.

     The following discussion compares AMF Bowling's results for the period ended December 31, 1996, with the Predecessor Company's results for the year ended December 31, 1995, on an historical basis.

     Net cash flows from operating activities decreased $51.0 million from $124.8 million for the year ended December 31, 1995 to $73.8 million for the period ended December 31, 1996. This decrease was primarily due to the decrease in net income from $96.8 million for the year ended December 31, 1995 to a net loss of $(19.5) million for the period ended December 31, 1996 and higher depreciation, amortization and interest expenses as a result of the Acquisition.

     Net cash flows used in investing activities were $28.3 million for the year ended December 31, 1995 compared with net cash flows used of $1,467.1 million for the period ended December 31, 1996. The change was due primarily to the Acquisition. During the year ended December 31, 1995, capital spending was $30.0 million and other investing cash flows provided were $1.7 million. During the period ended December 31, 1996, acquisitions of operating units, net of cash acquired, including the Acquisition, totaled $1,450.9 million, capital spending was $16.9 million, and other cash flows provided by investing activities were $0.7 million.

     Net cash used for financing activities was $94.7 million for the year ended December 31, 1995 compared with net cash provided of $1,438.3 million for the period ended December 31, 1996. This change primarily resulted from the issuance of debt and capital contributions related to the Acquisition. During 1995, the Predecessor Company made distributions to its owners of $71.9 million, net payments on notes payable to its owners of $3.8 million, net payments on credit note agreements and long-term debt of $21.3 million and a payment for redemption of stock of $4.0 million. Additionally, cash of $8.3 million was received as capital contributions by stockholders.

     During the period ended December 31, 1996, the Company had borrowings, net of deferred financing costs, of $1,059.3 million from debt incurred to finance the Acquisition and from the Acquisition Facility, and made payments of $38.9 million on this debt. Additionally, a total of $420.8 million was received as capital contributions by the institutional stockholders of AMF Bowling and certain of its officers and directors. Of the total capital contributed, $380.8 million was for the initial capitalization of the Company and the Acquisition, and $40.0 million was received as additional capital contributions in connection with the acquisition of centers from Charan. See "Business -- General Development of Business".

     As a result of the aforementioned, cash increased by $1.6 million for the year ended December 31, 1995 compared with an increase of $43.6 million for the period ended December 31, 1996.


Capital Resources

     As a result of the Acquisition, the Company's total indebtedness increased substantially. At December 31, 1997, the Company's debt structure consisted of $621.3 million of senior debt, $250.0 million of senior subordinated notes and $189.3 million of senior subordinated discount notes. The Company's senior debt consisted of $446.2 million of term loans, $173.1 million of revolving credit advances under the Bank Facility and $2.0 million represented by one mortgage note. At December 31, 1997, the Company was capitalized with equity of $654.0 million.

     The Company has the ability to borrow for general corporate purposes and for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. Between December 31, 1997 and March 13, 1998, additional borrowings under the Bank Facility totaled $47.0 million and were used to fund the acquisitions of centers and increases in working capital. At March 13, 1998, $220.1 million was outstanding under the Bank Facility.

     In September 1997, certain current stockholders of AMF Bowling purchased an aggregate of 1,780,000 shares of Common Stock for $20.00 per share. The aggregate $35.6 million capital contribution was used to fund acquisitions.

     In November 1997, AMF Bowling issued 15,525,000 shares of Common Stock at $19.50 per share pursuant to the Initial Public Offering. The net proceeds of the Initial Public Offering were approximately $279.1 million after deducting the underwriting discount and expenses payable by AMF Bowling, and were used to repay $150.8 million of indebtedness under the Credit Agreement and to redeem $118.9 million in principal of the senior subordinated discount notes. See "Note 9. Long-Term Debt" and "Note 12. Stockholders' Equity" in the Notes to Consolidated Financial Statements.

     The Company funds its cash needs through cash flow from operations, existing cash balances and the Bank Facility. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the year ended December 31, 1997, the Company incurred cash interest expense of $83.0 million, representing 44.8% of EBITDA of $185.4 million for the year. For the period from the inception date of January 12, 1996 through December 31, 1996, the Company incurred cash interest expense of $53.0 million, representing 55.5% of EBITDA of $95.5 million for the period.

     The Indentures for the senior subordinated notes and the senior subordinated discount notes and the provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management believes that available cash flow, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its senior debt, and interest on the senior subordinated notes and senior subordinated discount notes. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or that any refinancing would be available on commercially reasonable terms or at all.

     On November 7, 1997, the Company's bank credit agreement was amended and restated as the Third Amended and Restated Credit Agreement, under which the Acquisition Facility and a portion of the term facilities under the Credit Agreement were converted into a non-amortizing revolving Bank Facility, the aggregate size of which was increased to $355.0 million, and a portion of such revolving credit indebtedness was repaid with proceeds of the Initial Public Offering. Borrowings under the Bank Facility will provide the Company the ability to finance acquisitions or new center construction.


Capital Expenditures

     For the year ended December 31, 1997, the Company's actual capital expenditures were $56.7 million (excluding acquisitions) compared with $23.8 million for the year ended December 31, 1996, on a pro forma basis (capital expenditures of the acquired business from January 1, 1996 through December 31, 1996.) The increase was primarily due to an ongoing modernization program in Bowling Centers, a new point-of-sale information system in U.S. Bowling Centers, new Company-wide information systems, and construction of a new 40 lane, state-of-the-art bowling and family entertainment center at Chelsea Piers in New York City.

     For the period ended December 31, 1996, the Company's capital expenditures were $23.8 million. For the year ended December 31, 1995, the Company's capital expenditures were $30.0 million, including $9.7 million for the construction of three new centers. The 1996 expenditures level was lower than the 1995 level in part because in 1995 three new bowling centers were constructed.

     The Company conducts an ongoing modernization and maintenance program that results in its centers having upgraded physical plants and generally attractive appearances. Management believes that its historical spending level of approximately 3.7% of Bowling Centers revenue is fully adequate to cover all modernization and maintenance capital expenditures. Management estimates that approximately 2.0% of Bowling Centers revenue is required for nondiscretionary capital expenditures.

     Bowling Products has relatively modest capital investment requirements, and the Company has followed a relatively conservative approach to capital investment. Maintenance and replacement investments have been made when clearly needed, but as close to the end of the useful lives of assets as possible. Investment in new product development has received the highest investment priority and has focused on projects with projected payback periods of one to three years.

     The Company has the opportunity to acquire and build additional bowling centers, both in the U.S. and internationally. The Company is prepared to acquire or build additional bowling centers as opportunities arise and is engaged in ongoing evaluations of and discussions with third parties regarding possible acquisitions. Management plans to acquire centers with funding provided under the Credit Agreement to the extent available. Under the Bank Facility, as of December 31, 1997, the Company had the ability to borrow up to an additional $181.9 million for acquisitions or to finance new center construction, subject to certain conditions. Management's plans to expand the Bowling Centers operations are subject to the continuation of favorable economic and financial conditions, which are generally not within the Company's control.

     Currently, the Company has entered into purchase agreements to acquire 5 U.S. centers from unrelated sellers. The Company has committed to build a bowling center in Chicago's Marina City development and the Michael Jordan Golf Center in Charlotte, North Carolina in 1998.

     The Company has funded its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally generated cash, the Bank Facility, and issuances of common equity. See "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements, " -- Liquidity" and " -- Capital Resources."


Seasonality and Market Development Cycles

     The U.S. bowling center operations are seasonal. The following table sets forth AMF's U.S. constant centers revenue for the last four quarters:



                                               Quarter Ending (dollars in millions)
                          ------------------------------------------------------------------------------
                           March 31, 1997     June 30, 1997     September 30, 1997     December 31, 1997
                          ----------------   ---------------   --------------------   ------------------
Total Revenue .........        $ 58.1             $ 41.1              $ 38.4                $ 50.6
% of Total ............          30.9%              21.8%               20.4%                 26.9%

     On a consolidated basis, however, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling centers, which operate across different regions of the U.S. and across eleven other countries, has provided stability to the Company's annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which AMF operates exhibit different seasonal sales patterns. As a result of the growing number of U.S. centers attributable to the Company's acquisition program, however, the seasonality described above may be accentuated. In Australia, where AMF has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. AMF's cash flows are further stabilized by the location of many centers in regions where the climates have high average temperatures and high humidity. In the U.S., during the summer months when league bowling is generally less active, bowling centers in the southern U.S. continue to show strong performance. Similarly, in regions with warm summer climates such as Hong Kong and Mexico, where bowling in air-conditioned centers may be more attractive than outdoor activities, bowling centers show strong performance. See "Note 17. Business Segments" in the Notes to Consolidated Financial Statements.

     Modernization and Consumer Products sales display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of league play in the fall of each year. Operators typically sign purchase orders, particularly for replacement equipment, during the first four months of the year, after they receive winter league revenue indications. Equipment is shipped and installed during the summer months, when leagues are generally less active. Sales of modernization equipment, such as automatic scoring and synthetic lane overlays, are less predictable and fluctuate more than the replacement equipment because of the four to ten year life cycles of these major products.

     The NCP category of bowling products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. Market cycles for individual countries have, in the past, spanned several years, with periods of high demand for several markets (e.g., South Korea and Taiwan) which, in the Company's experience, last five years or more. These growth patterns do not seem to be closely tied to general economic cycles.

International Operations

     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and VATs and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws.

     AMF has a history of operating in a number of international markets, in some cases, for over thirty years. Similar to other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Current economic difficulties in certain markets of the Asia Pacific region have resulted in a reduction in the order rate and backlog for NCPs. Management believes that many Asia Pacific customers are delaying purchases of NCP and Modernization equipment as they await economic stability in their regions. As of March 13, 1998, the NCP backlog was 1,765 which is flat compared to the same period last year.

     For the year ended December 31, 1997, NCP sales and backlog to China, Japan and other Asia Pacific markets represented 72.7% and 70.4% of total NCP unit sales and backlog, respectively.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the year ended December 31, 1997, revenue and EBITDA of international bowling centers represented 14.6% and 16.0% of consolidated results, respectively.

     Over the longer term, management continues to believe that international markets, including Asia Pacific, represent attractive opportunities for bowling equipment sales and bowling center operations. Accordingly, management continues to pursue its strategy in international markets.


Backlog; Recent NCP Sales

     The total backlog of NCPs (which include all of the bowling equipment necessary to outfit one new bowling lane) as of December 31, 1997 was 1,725 units and 1,765 units as of March 13, 1998. The current backlog is flat compared to the same period last year. NCP orders included in the backlog are sometimes cancelled by customers in the normal course of business. Accordingly, the Company has experienced, and expects to continue to experience, the cancellation of a portion of its NCP orders.

     NCP sales for the year ended December 31, 1997 totaled $165.1 million, a 37.1% increase over the same period in 1996. Management believes that the significant increase was attributable to the market development and sales programs implemented in mid-1996 which were designed to increase NCP sales activity in certain markets around the world. While China currently represents the largest market for NCP sales and backlog, other markets in North and South America, Asia, Europe and the Middle East are being developed.

     The NCP backlog of approximately 1,426 units as of December 31, 1996 represented an increase of 486 units from the backlog of 940 units at December 31, 1995. This increase was primarily composed of increases in the backlogs in China, the United States and Malaysia, partially offset by decreases in the backlogs in Korea and Taiwan.


Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have an adverse effect on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow.


Environmental Matters

     The Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes.

     The Company currently and from time to time is subject to environmental claims. In management's opinion, the various claims in which the Company currently is involved are not likely to have a material adverse effect on its financial position or results of operations. However, it is not possible to ensure the ultimate outcome of such claims.

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


Recent Accounting Pronouncements

     Effective for the fiscal year ended December 31, 1998, the Company is required to adopt Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company does not expect that adoption of these standards will have a material impact on the Company's financial position or results of operations. The adoption of SFAS No. 130 will require reporting comprehensive income, which includes the foreign currency translation adjustment, in an alternative format prescribed by the standard.


Year 2000 Issue

     The Company is currently developing and installing new worldwide financial, information, retail and operational systems. Worldwide system implementation is expected to be complete by December 31, 1999. In connection with this implementation, system programs have been designed so that the year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. As of December 31, 1997, the Company spent a total of $12.6 million on systems installation. The Company expects to spend an additional $7.6 million to complete the installation. In addition, the Company sells automatic scoring that is computerized and has developed a software program for approximately $50 thousand that will address the year 2000 issue in its automatic scoring. This software will be made available to customers with service contracts at no cost and will be sold to customers without service contracts. The Company believes that the year 2000 issue has been appropriately addressed through the implementation of these new systems and software development and does not expect the year 2000 issue to have a material adverse impact on the financial position, results of operations or cash flows in future periods.

Item 8. Financial Statements and Supplemental Data


                                     INDEX

Financial Statements



                                                                                              Page
                                                                                             -----
AMF Bowling, Inc. and Subsidiaries
o Report of Independent Public Accountants ...............................................     25
o Consolidated Balance Sheets as of December 31, 1997 and 1996 ...........................     26
o Consolidated Statements of Income for the Year Ended December 31, 1997, and the Period
  Ended December 31, 1996 ................................................................     27
o Consolidated Statements of Cash Flows for the Year Ended December 31, 1997, and the
  Period Ended December 31, 1996 .........................................................     28
o Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1997,
  and the Period Ended December 31, 1996 .................................................     29
o Notes to Consolidated Financial Statements .............................................     30

AMF Bowling Group (Predecessor Company)
o Report of Independent Accountants ......................................................     59
o Combined Balance Sheets as of April 30, 1996 and December 31, 1995 .....................     60
o Combined Statements of Operations for the Four Months Ended April 30, 1996, and the
  Year Ended December 31, 1995 ...........................................................     61
o Combined Statements of Cash Flows for the Four Months Ended April 30, 1996, and the
  Year Ended December 31, 1995 ...........................................................     62
o Combined Statements of Changes in Stockholders' Equity for the Four Months Ended April
  30, 1996, and the Year Ended December 31, 1995 .........................................     63
o Notes to Combined Financial Statements .................................................     64

AMF Bowling, Inc. and Subsidiaries
o Selected Quarterly Data (unaudited) ....................................................     92


Financial Statement Schedules
AMF Bowling, Inc.
o Report of Independent Public Accountants on Schedule I .................................     99
o Schedule I -- Condensed Financial Information of AMF Bowling, Inc. .....................    100

AMF Bowling Group (Predecessor Company)
o Schedule II -- Valuation and Qualifying Accounts and Reserves ..........................    104

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
AMF BOWLING, INC.:

     We have audited the accompanying consolidated balance sheets of AMF Bowling, Inc. (a Delaware corporation, formerly named AMF Holdings Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1997, and the period from inception (January 12, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, and the period from inception (January 12, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP



Richmond, Virginia
February 20, 1998

                      AMF BOWLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                                                             As of December 31,
                                                                                       -------------------------------
                                                                                            1997             1996
                                                                                       --------------   --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................................................    $    35,790      $    43,568
 Accounts and notes receivable, net of allowance for
   doubtful accounts of $5,012 and $4,492, respectively ............................         73,991           42,625
 Inventories .......................................................................         56,568           41,001
 Deferred taxes and other ..........................................................         17,049           11,178
                                                                                        -----------      -----------
   TOTAL CURRENT ASSETS ............................................................        183,398          138,372
Property and equipment, net ........................................................        750,885          579,308
Leasehold interests, net ...........................................................         47,180           51,488
Deferred financing costs, net ......................................................         18,911           40,595
Goodwill, net ......................................................................        772,348          771,146
Investments in and advances to joint ventures ......................................         19,999               --
Other assets .......................................................................         39,331           13,101
                                                                                        -----------      -----------
   TOTAL ASSETS ....................................................................    $ 1,832,052      $ 1,594,010
                                                                                        ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ..................................................................    $    41,583      $    31,563
 Accrued expenses ..................................................................         64,865           54,357
 Income taxes payable ..............................................................          5,644            2,276
 Long-term debt, current portion ...................................................         27,376           42,376
                                                                                        -----------      -----------
   TOTAL CURRENT LIABILITIES .......................................................        139,468          130,572
Long-term debt, less current portion ...............................................      1,033,223        1,048,877
Other long-term liabilities ........................................................          5,333            1,851
Deferred income taxes ..............................................................             --            3,895
                                                                                        -----------      -----------
   TOTAL LIABILITIES ...............................................................      1,178,024        1,185,195
                                                                                        -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock (par value $.01 per share, 200,000,000 shares authorized, 59,630,000 issued and outstanding at December 31, 1997, 42,375,000 issued and outstanding at
   December 31, 1996) ..............................................................            596              424
 Paid-in capital ...................................................................        748,053          429,026
 Retained deficit ..................................................................        (75,048)         (19,484)
 Equity adjustment from foreign currency translation ...............................        (19,573)          (1,151)
                                                                                        -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY .....................................................        654,028          408,815
                                                                                        -----------      -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................    $ 1,832,052      $ 1,594,010
                                                                                        ===========      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)



                                                                               Year Ended      Period Ended
                                                                              December 31,     December 31,
                                                                                  1997           1996 (a)
                                                                             --------------   -------------
Operating revenue ........................................................     $  713,668      $  384,809
                                                                               ----------      ----------
OPERATING EXPENSES:
 Cost of goods sold ......................................................        212,544         130,542
 Bowling center operating expenses .......................................        251,206         123,673
 Selling, general, and administrative expenses ...........................         64,546          35,070
 Depreciation and amortization ...........................................        102,447          49,386
                                                                               ----------      ----------
   Total operating expenses ..............................................        630,743         338,671
                                                                               ----------      ----------
   Operating income ......................................................         82,925          46,138
                                                                               ----------      ----------
NONOPERATING EXPENSES (INCOME):
 Interest expense ........................................................        118,385          77,990
 Other expenses, net .....................................................         10,106           1,912
 Interest income .........................................................         (1,954)         (5,748)
                                                                               ----------      ----------
   Total nonoperating expenses ...........................................        126,537          74,154
                                                                               ----------      ----------
 Loss before income taxes ................................................        (43,612)        (28,016)
 Benefit for income taxes ................................................        (12,776)         (8,532)
                                                                               ----------      ----------
 Net loss before equity in loss of joint ventures and extraordinary items         (30,836)        (19,484)
 Equity in loss of joint ventures ........................................         (1,362)             --
                                                                               ----------      ----------
 Net loss before extraordinary items .....................................        (32,198)        (19,484)
 Extraordinary items, net of tax of $12,778 ..............................        (23,366)             --
                                                                               ----------      ----------
 Net loss ................................................................     $  (55,564)     $  (19,484)
                                                                               ==========      ==========
NET LOSS PER SHARE, BASIC AND DILUTED:
 Net loss per share before extraordinary items ...........................     $    (0.71)     $    (0.49)
 Per share effect of extraordinary items .................................          (0.52)             --
                                                                               ----------      ----------
 Net loss per share ......................................................     $    (1.23)     $    (0.49)
                                                                               ==========      ==========
 Weighted average shares outstanding .....................................         45,249          39,713
                                                                               ==========      ==========

---------
(a) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes results of operations of the acquired business from May 1, 1996 through December 31, 1996.


The accompanying notes are an integral part of these consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                       Year Ended     Period Ended
                                                                      December 31,    December 31,
                                                                          1997          1996 (a)
                                                                     -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..........................................................   $  (55,564)   $    (19,484)
 Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization ...................................      102,447          49,386
   Equity in loss of joint ventures ................................        1,362              --
   Extraordinary items, net of tax .................................       23,366              --
   Deferred income taxes ...........................................      (20,221)        (14,040)
   Amortization of bond discount ...................................       33,562          24,731
   Loss on the sale of property and equipment, net .................        4,446             408
   Changes in assets and liabilities:
    Accounts and notes receivable, net .............................      (26,093)         (6,504)
    Inventories ....................................................      (16,971)          1,862
    Other assets ...................................................      (12,897)         (4,010)
    Accounts payable and accrued expenses ..........................       17,782          21,930
    Income taxes payable ...........................................          602             417
    Other long-term liabilities ....................................       (4,089)         19,135
                                                                       ----------    ------------
   Net cash provided by operating activities .......................       47,732          73,831
                                                                       ----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of operating units, net of cash acquired .............     (214,761)     (1,450,928)
 Investments in and advances to joint ventures .....................      (21,361)             --
 Purchases of property and equipment ...............................      (56,703)        (16,941)
 Proceeds from the sale of property and equipment ..................        4,180             754
                                                                       ----------    ------------
 Net cash used in investing activities .............................     (288,645)     (1,467,115)
                                                                       ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt, net of deferred financing costs .....      240,406       1,059,277
 Payments on long-term debt ........................................     (304,621)        (38,875)
 Prepayment penalty ................................................      (14,571)             --
 Capital contributions .............................................       36,600         420,750
 Net proceeds from initial public offering of shares ...............      279,071              --
 Repurchase of shares ..............................................         (500)             --
 Noncompete obligations ............................................         (647)         (2,892)
                                                                       ----------    ------------
 Net cash provided by financing activities .........................      235,738       1,438,260
                                                                       ----------    ------------
 Effect of exchange rates on cash ..................................       (2,603)         (1,408)
                                                                       ----------    ------------
NET (DECREASE) INCREASE IN CASH ....................................       (7,778)         43,568
Cash and cash equivalents at beginning of period ...................       43,568              --
                                                                       ----------    ------------
Cash and cash equivalents at end of period .........................   $   35,790    $     43,568
                                                                       ==========    ============

---------
(a) For the period from the inception date of January 12, 1996, through December 31, 1996, which includes the cash flows of the acquired business from May 1, 1996 through December 31, 1996.


The accompanying notes are an integral part of these consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)



                                                  Common
                                                  Shares                      Paid-in
                                               Outstanding   Common Stock     Capital
                                              ------------- -------------- -------------
BALANCE JANUARY 12, 1996 ....................          --       $ --         $      --
Initial capitalization ......................  38,375,000        384           389,066
Capital contribution by stockholders ........   4,000,000         40            39,960
Net loss ....................................          --         --                --
Equity adjustment from foreign currency
 translation ................................          --         --                --
                                               ----------       ----         ---------
BALANCE DECEMBER 31, 1996 ...................  42,375,000        424           429,026
                                               ----------       ----         ---------
Capital contribution by stockholders ........   1,780,000         18            35,582
Issuance of stock and stock options
 (Note 14) ..................................     100,000          1             5,027
Initial public offering of common stock .....  15,525,000        155           278,916
Repurchase of common stock ..................    (150,000)          (2)           (498)
Net loss ....................................          --         --                --
Equity adjustment from foreign currency
 translation ................................          --         --                --
                                               ----------       ------       ---------
BALANCE DECEMBER 31, 1997 ...................  59,630,000       $ 596        $ 748,053
                                               ==========       ======       =========



                                                                 Equity
                                                               Adjustment
                                                              From Foreign       Total
                                                 Retained       Currency     Stockholders'
                                                 Deflicit      Translation      Equity
                                              -------------- -------------- --------------
BALANCE JANUARY 12, 1996 ....................   $       --     $       --     $      --
Initial capitalization ......................           --             --       389,450
Capital contribution by stockholders ........           --             --        40,000
Net loss ....................................      (19,484)            --       (19,484)
Equity adjustment from foreign currency
 translation ................................           --         (1,151)       (1,151)
                                                ----------     ----------     ---------
BALANCE DECEMBER 31, 1996 ...................      (19,484)        (1,151)      408,815
                                                ----------     ----------     ---------
Capital contribution by stockholders ........           --             --        35,600
Issuance of stock and stock options
 (Note 14) ..................................           --             --         5,028
Initial public offering of common stock .....           --             --       279,071
Repurchase of common stock ..................           --             --          (500)
Net loss ....................................      (55,564)            --       (55,564)
Equity adjustment from foreign currency
 translation ................................           --        (18,422)      (18,422)
                                                ----------     ----------     ---------
BALANCE DECEMBER 31, 1997 ...................   $  (75,048)    $  (19,573)    $ 654,028
                                                ==========     ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

     AMF Bowling, Inc. ("AMF Bowling") changed its name from AMF Holdings Inc. in 1997. AMF Bowling and its subsidiaries (collectively, the "Company" or "AMF") are principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 370 U.S. bowling centers and 100 international bowling centers ("Bowling Centers"), including fourteen joint venture centers described in "Note 16. Joint Ventures", as of December 31, 1997, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international independent bowling center operators.

     AMF Bowling Worldwide, Inc., formerly named AMF Group Inc. ("Bowling Worldwide"), is a wholly owned subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly owned subsidiary of AMF Bowling. AMF Group Holdings and Bowling Worldwide are Delaware corporations organized by GS Capital Partners II, L.P., and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs"), to effect the Acquisition (described below). AMF Bowling and AMF Group Holdings are holding companies. The principal assets in each are comprised of investments in subsidiaries.

     Pursuant to a Stock Purchase Agreement dated February 16, 1996, between AMF Group Holdings and the stockholders (the "Prior Owners") of AMF Bowling Group (the "Predecessor Company"), on May 1, 1996 (the "Closing Date"), AMF Group Holdings acquired the Predecessor Company through a stock purchase by AMF Group Holdings' subsidiaries of all the outstanding stock of the separate domestic and foreign corporations that constituted substantially all of the Predecessor Company and through the purchase of certain of the assets of the Predecessor Company's bowling center operations in Spain and Switzerland (the "Acquisition"). AMF Group Holdings did not acquire the assets of two bowling centers located in Madrid, Spain, and Geneva, Switzerland (both of which were retained by the Prior Owners.)

     The purchase price for the Acquisition was approximately $1.37 billion, less approximately $2.0 million representing debt of the Predecessor Company which remained in place following the closing of the Acquisition. The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of Acquisition. The purchase included the payment of $1.323 billion to the Prior Owners. The Acquisition was funded with $380.8 million of contributed capital, and $1.015 billion of debt, including bank debt and senior subordinated notes and discount notes. The purchase price included $8.7 million which represents warrants to purchase 870,000 shares of AMF Bowling common stock, par value $.01 per share ("Common Stock"), which were issued on the Closing Date to The Goldman Sachs Group, L.P., an affiliate of Goldman Sachs. See "Note 9. Long-Term Debt". See also "Note 14. Supplemental Disclosures to the Consolidated Statements of Cash Flows" which presents the components of the purchase price allocation.


Note 2. Significant Accounting Policies

     Basis of Presentation

     The results of operations for the year ended December 31, 1997, reflect the results of the Company from January 1, 1997 ("1997"). The results of operations for the period ended December 31, 1996, reflect the results of the Company since the inception date of January 12, 1996, and the subsidiaries acquired as of May 1, 1996, from the Predecessor Company ("1996"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation. All dollar amounts are in thousands, except where otherwise indicated.


     Joint Ventures

     Investments in joint ventures are accounted for under the equity method. These investments are managed as part of the Company's Bowling Centers segment operations, and the Company's share of joint venture earnings is included in earnings for the Bowling Centers segment. (See "Note 16. Joint Venures")

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, realization of goodwill and other deferred assets, litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.


     Revenue Recognition

     For Bowling Products' sales to customers in the United States, revenue is generally recognized at the time the products are shipped. For larger contract orders, Bowling Products generally requires that customers submit a deposit as a condition of accepting the order. Internationally, revenue is generally recognized when products arrive at the customer's port of entry. For a significant portion of international sales, Bowling Products generally requires the customer to obtain a letter of credit prior to shipment.


     Warranty Costs

     Bowling Products warrants all new products for certain periods up to one year. Major products are warranted for one year. Bowling Products charges to income an estimated amount for future warranty obligations, and also offers customers the option to purchase extended warranties on certain products. Warranty expense aggregated $3,007 for 1997 and $4,471 for 1996, and is included in cost of goods sold in the accompanying consolidated statements of income.


     Cash and Cash Equivalents

     The Company classifies all highly liquid fixed-income investments purchased with an original maturity of three months or less as cash equivalents.


     Inventories

     Bowling Products' inventory is valued at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method for U.S. and international inventories. Bowling Centers' inventory is valued at the lower of cost or market, with the cost being determined using the actual or average cost method.


     Long-Lived Assets

     The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset.


     Property and Equipment

     Property and equipment are stated at cost. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred; major renewals or betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property and equipment, and any gain or loss is recognized.

     As a result of the Acquisition, the carrying value of property and equipment was adjusted to fair market value in accordance with the purchase method of accounting. Property and equipment are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of property and equipment are as follows:

                      AMF BOWLING, INC. AND SUBSIDIARIES

         Buildings and improvement      5 - 40 years
         Leasehold improvements         lesser of the estimated
                                        useful life or term of the lease
         Bowling and related equipment  5 -  10 years

         Manufacturing equipment        2 -  7 years
         Furniture and fixtures         3 -  8 years

     Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 15. Acquisitions", and in accordance with the purchase method of accounting used for all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $19,827 in 1997 and $13,070 in 1996.


     Income Taxes

     Upon consummation of the Acquisition, the U.S. and international subsidiaries of AMF Bowling became taxable corporations under the Internal Revenue Code ("IRC"). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.


     Research and Development Costs

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. Amounts charged against income were approximately $922 in 1997 and $1,312 in 1996, and are included in cost of goods sold in the accompanying consolidated statements of income.


     Advertising Costs

     Costs incurred for producing and communicating advertising are expensed when incurred. The amounts charged against income were approximately $21,642 in 1997 and $9,299 in 1996, with $12,768 and $5,932, respectively, included in bowling center operating expenses for Bowling Centers, and $8,856 and $3,367, respectively, included in selling, general and administrative expenses for Bowling Products and Corporate in the accompanying consolidated statements of income.


     Earnings Per Share

     In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which requires the calculation and presentation of basic and diluted earnings per share. Basic and diluted net loss per share for 1997 and 1996 is calculated based on the actual weighted average shares outstanding. Outstanding stock options and warrants are not considered as their effect is antidilutive. See "Note 12. Stockholders' Equity" and "Note 13. Employee Benefit Plans".


     Foreign Currency Translation

     All assets and liabilities of AMF Bowling's international operations are translated from foreign currencies into U.S. dollars at year-end exchange rates, except those of Mexico which has a highly inflationary economy. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the equity adjustment from foreign currency translation on the accompanying consolidated balance sheets. Revenue and expenses of international operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies. Net losses from transactions in foreign currencies of $3,537 for 1997 and $488 for 1996 are included in other expenses in the accompanying consolidated statements of income.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Fair Value of Financial Instruments

     The carrying value of financial instruments including cash and cash equivalents and short-term debt approximate fair value at December 31, 1997 and 1996, because of the short maturity of these instruments. At December 31, 1997 and 1996, fair value of the interest rate cap agreements (to reduce the interest rate risk of its floating rate debt) was approximately zero and $577, respectively. The interest rate cap agreements are valued using the estimated amount that the Company would receive to terminate the cap agreements as of December 31, 1997 and 1996, based on a quote from the counterparty, taking into account current interest rates and the credit worthiness of the counterparty. The Company has no intention of terminating the cap agreements. The fair value of the Term Facilities under the Senior Debt, as defined in "Note 9. Long-Term Debt," at December 31, 1997 and 1996, was approximately $467,361 and $623,520, respectively, based on the fair value of debt with similar maturities and covenants. The fair value of the Notes, as defined in "Note 9. Long-Term Debt," at December 31, 1997 and 1996, was approximately $493,551 and $560,315, respectively, based on the trading value at December 31, 1997 and 1996.


     Noncompete Agreements

     AMF Bowling, through its subsidiaries, has noncompete agreements with various individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8 percent to 10 percent. The assets are included in other assets on the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the agreements. Noncompete obligations at December 31, 1997 and 1996, net of accumulated amortization, totaled approximately $3,171 and $2,498, respectively.

     Annual maturities on noncompete obligations as of December 31, 1997, are as follows:



Year Ending
December 31,
----------------------
  1998 ...............  $ 1,019
  1999 ...............      512
  2000 ...............      243
  2001 ...............      228
  2002 ...............      185
  Thereafter .........      984
                        -------
                        $ 3,171
                        =======

     Self-Insurance Programs

     The Company is self-insured up to certain levels for general and product liability, workers' compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. The Company has recorded an estimated amount to cover known claims and claims incurred but not reported as of December 31, 1997 and 1996, which is included in accrued expenses in the accompanying consolidated balance sheets.


Note 3. Pro Forma Results of Operations

     Pro forma statements of income are presented on the following pages for the years ended December 31, 1996 and 1995, as if the Acquisition had occurred on January 1, 1996 and 1995, respectively. AMF Bowling's pro forma statement of income for the twelve months ended December 31, 1996 is based on the Predecessor Company's statement of operations for the four-month period ending April 30, 1996, reported elsewhere in this report, AMF Bowling's statement of income for the period ended December 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. AMF Bowling's pro forma statement of income for the twelve months ended December 31, 1995, is based on the Predecessor Company's results of operations reported elsewhere in this report and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Pro Forma Results of Operations (in millions, except per share data)
                                  (unaudited)



                                                                                                                 Pro Forma
                                                    Historical      Predecessor                                     AMF
                                                       AMF            Company                                  Bowling, Inc.
                                                  Bowling, Inc.     Four Months                                Twelve Months
                                                   Period Ended        Ended               Pro Forma               Ended
                                                   12/31/96 (a)       4/30/96             Adjustments            12/31/96
                                                 ---------------   -------------   ------------------------   --------------
Operating revenue                                   $  384.8         $  164.9           $     (0.8) (b)         $  548.9
                                                    --------         --------           ----------              --------
Operating expenses:
 Cost of goods sold ..........................         130.5             43.1                   --                 173.6
 Bowling center operating expenses ...........         123.7             80.2               ( 25.1) (b)(c)         178.8
 Selling, general, and administrative
   expenses ..................................          35.1             35.5               ( 19.6) (b)(c)          51.0
 Depreciation and amortization ...............          49.4             15.1                  9.0 (d)              73.5
                                                    --------         --------           ----------              --------
  Total operating expenses ...................         338.7            173.9               ( 35.7)                476.9
                                                    --------         --------           ----------              --------
  Operating income (loss) ....................          46.1          (   9.0)                34.9                  72.0
Nonoperating expenses (income):
 Interest expense ............................          78.0              4.5                 23.7 (e)             106.2
 Other expenses, net .........................           1.9              0.7                   --                   2.6
 Interest income .............................       (   5.8)         (   0.6)                  --                (   6.4)
                                                    --------         --------           ----------              ---------
Income (loss) before income taxes ............       (  28.0)         (  13.6)                11.2                (  30.4)
Provision (benefit) for income taxes .........       (   8.5)         (   1.7)                 1.3 (f)            (   8.9)
                                                    --------         --------           ----------              ---------
 Net income (loss) ...........................     $   (19.5)       $   (11.9)          $      9.9              $   (21.5)
                                                   =========        =========           ==========              =========
Net loss per share ...........................                                                                 $    (0.55)
                                                                                                               ==========

---------
(a) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes results of operations of the acquired business from May 1, 1996 through December 31, 1996.

(b) To reflect the impact of AMF Group Holdings not acquiring in the Acquisition the operations of one bowling center in Switzerland and one bowling center in Spain.

(c) To eliminate a one-time charge of $44.0 million for special bonuses and payments made by the Prior Owners in April 1996.

(d) To reflect the increase in depreciation and amortization expense resulting from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.

(e) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.

(f) To give effect to the change in status of the U.S. and international subsidiaries of AMF Bowling from S corporations to taxable corporations under the U.S. federal tax laws upon consummation of the Acquisition.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Pro Forma Results of Operations (in millions, except per share data)
                                  (unaudited)



                                                                                                         Pro Forma
                                                               Predecessor                                  AMF
                                                                 Company                               Bowling, Inc.
                                                              Twelve Months                            Twelve Months
                                                                  Ended              Pro Forma             Ended
                                                                 12/31/95           Adjustments          12/31/95
                                                            -----------------   -------------------   --------------
Operating revenue                                              $   564.9          $      (2.3) (h)      $  562.6
                                                               ---------          -----------           --------
Operating expenses:
 Cost of goods sold .....................................          184.1              (   0.3) (h)         183.8
 Bowling center operating expenses ........... ..........          166.5              (   1.5) (h)         165.0
 Selling, general, and administrative expenses  .........           50.8              (   0.3) (i)          50.5
 Depreciation and amortization ............... ..........           39.1                 27.9 (j)           67.0
                                                               ---------          -----------           --------
  Total operating expenses ................... ..........          440.5                 25.8              466.3
                                                               ---------          -----------           --------
  Operating income (loss) .................... ..........          124.4              (  28.1)              96.3
Nonoperating expenses (income):
 Interest expense ............................ ..........           15.7                 88.6 (k)          104.3
 Other expenses, net ......................... ..........            1.0                   --                1.0
 Interest income ............................. ..........        (   2.2)                  --             (  2.2)
 Foreign currency transaction loss ........... ..........            1.0                   --                1.0
                                                               ---------          -----------           ---------
Income (loss) before income taxes .......................          108.9              ( 116.7)            (  7.8)
Provision (benefit) for income taxes ....................           40.6 (g)          (  30.6) (l)          10.0
                                                               ---------          -----------           ---------
  Net income (loss) .......................... ..........      $    68.3          $     (86.1)          $  (17.8)
                                                               =========          ===========           =========
Net loss per share ......................................                                              $    (0.47)
                                                                                                       ==========

---------
(g) Reflects the pro forma income tax provision that would have been provided had the Predecessor Company consisted of taxable C corporations, rather than S corporations.

(h) To reflect the net reduction in revenue and expenses related to the following:

     (i) Certain assets of the Predecessor Company not purchased by AMF Group Holdings.

    (ii) Impact of AMF Group Holdings not acquiring one bowling center in Switzerland and one bowling center in Spain.

   (iii) Concurrent with the Acquisition, amounts due from and payable to the Prior Owners and other related parties were cancelled.

(i) To reflect the termination of management fees charged by an affiliate of the Prior Owners.

(j) To reflect the increase in depreciation and amortization expense resulting from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.

(k) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.

(l) To reflect the pro forma income tax benefit associated with the pro forma adjustments.

                      AMF BOWLING, INC. AND SUBSIDIARIES

Note 4. Inventories

     Inventories at December 31, 1997 and 1996, consist of the following:



                                                    1997        1996
                                                ----------- -----------
          Bowling Products, at FIFO:
           Raw materials ......................  $ 15,283    $ 11,683
           Work in progress ...................     2,279       2,335
           Finished goods and spare parts .....    33,082      23,195
          Bowling Centers, at average cost:
           Merchandise inventory ..............     5,924       3,788
                                                 --------    --------
                                                 $ 56,568    $ 41,001
                                                 ========    ========

Note 5. Deferred Taxes and Other Current Assets

     The components of deferred taxes and other current assets at December 31, 1997 and 1996, consist of the following:



                                             1997       1996
                                          ---------- ----------
          Deferred income taxes .........  $  5,547   $  4,847
          Advances or deposits ..........     3,288      2,018
          Other .........................     8,214      4,313
                                           --------   --------
                                           $ 17,049   $ 11,178
                                           ========   ========

Note 6. Property and Equipment

     Property and equipment, net at December 31, 1997 and 1996, consists of the following:



                                                               1997         1996
                                                           ------------ -----------
          Land ...........................................  $ 113,629    $  90,512
          Buildings and improvements .....................    280,046      210,298
          Equipment, furniture, and fixtures .............    444,437      304,067
          Other ..........................................      7,282        2,631
                                                            ---------    ---------
                                                              845,394      607,508
          Less: accumulated depreciation and amortization     (94,509)     (28,200)
                                                            ---------    ---------
                                                            $ 750,885    $ 579,308
                                                            =========    =========

     Depreciation and amortization expense related to property and equipment was $64,480 for 1997 and $28,200 for 1996.


Note 7. Other Long-Term Assets

     Other long-term assets are primarily composed of deferred income taxes, long-term rent deposits, long-term portion of noncompete assets, and notes receivable.

                      AMF BOWLING, INC. AND SUBSIDIARIES

Note 8. Accrued Expenses

     Accrued expenses at December 31, 1997 and 1996, consist of the following:



                                              1997       1996
                                           ---------- ----------
          Accrued compensation ...........  $  9,523   $  9,141
          Accrued interest ...............     8,253      8,640
          League bowling accounts ........    14,237      7,676
          Accrued installation costs .....     4,868      4,451
          Other ..........................    27,984     24,449
                                            --------   --------
                                            $ 64,865   $ 54,357
                                            ========   ========

Note 9. Long-Term Debt

     Long-term debt at December 31, 1997 and 1996, consists of the following:



                                                        1997            1996
                                                  --------------- ---------------
         Bank debt ..............................   $   619,362     $   564,625
         Senior subordinated notes ..............       250,000         250,000
         Senior subordinated discount notes .....       189,261         274,663
         Mortgage and equipment note ............         1,976           1,965
                                                    -----------     -----------
          Total debt ............................     1,060,599       1,091,253
         Current maturities .....................       (27,376)        (42,376)
                                                    -----------     -----------
          Total long-term debt ..................   $ 1,033,223     $ 1,048,877
                                                    ===========     ===========

     Bank Debt

     The bank debt (the "Senior Debt") was incurred pursuant to a credit agreement dated as of May 1, 1996, and amended and restated as of November 7, 1997 (the "Credit Agreement"), between Bowling Worldwide and its lenders. The Credit Agreement provides for (i) senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) a senior secured revolving credit facility of up to $355.0 million (the "Bank Facility", and together with the Term Facilities, the "Senior Facilities").

     The Term Facilities consist of the following three tranches: (i) a Term Loan Facility of $130.0 million, (ii) an Amortization Extended Loans ("AXELs SM") Series A Facility of $187.5 million, and (iii) an AXELsSM Series B Facility of $137.8 million. Maturity dates of the three tranches and scheduled amortization payments are included in tables below.

     The Term Facilities bear interest, at the Company's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case, plus a margin that varies in accordance with a performance pricing grid that is based on the ratio of total debt to EBITDA (defined as earnings before net interest expense, income taxes, depreciation and amortization, and other income and expenses) for the rolling period (defined as the four most recent quarters) then most recently ended. Until November 7, 1998, the margin applicable to advances under the Term Loan Facility bearing interest based on Citibank's customary base rate will range from 0.75% to 0.875%, and the margin applicable to advances under the Term Loan Facility bearing interest based on Citibank's Eurodollar rate will range from 1.75% to 1.875%. Thereafter, the margin applicable to advances under the Term Loan Facility bearing interest based on Citibank's customary base rate will range from 0.00% to 0.875% and the margin applicable to advances under the Term Loan Facility bearing interest based on Citibank's Eurodollar rate will range from 0.75% to 1.875%. At December 31, 1997, the applicable margin for advances under the Term Loan Facility bearing interest based on Citibank's customary base rate was 0.75% and the applicable margin for advances under the Term Loan Facility bearing interest based on Citibank's Eurodollar rate was 1.75%. At December 31, 1997, the interest rate for advances under the Term Loan Facility was 7.6875%.

     Until November 7, 1998, the margin applicable to advances under the AXELs SMSeries A Facility bearing interest based on Citibank's customary base rate will range from 1.00% to 1.125% and the margin applicable to advances under the

                      AMF BOWLING, INC. AND SUBSIDIARIES

AXELsSM Series A Facility bearing interest based on Citibank's Eurodollar rate will range from 2.00% to 2.125%. Thereafter, the margin applicable to advances under the AXELsSM Series A Facility bearing interest based on Citibank's customary base rate will range from 0.875% to 1.125% and the margin applicable to advances under the AXELsSM Series A Facility bearing interest based on Citibank's Eurodollar rate will range from 1.875% to 2.125%. At December 31, 1997, the applicable margin for advances under the AXELsSM Series A Facility bearing interest based on Citibank's customary base rate was 1.00% and the applicable margin for advances under the AXELsSM Series A Facility bearing interest based on Citibank's Eurodollar rate was 2.00%. At December 31, 1997, the interest rate for advances under the AXELsSM Series A Facility was 7.9375%.


     Until November 7, 1998, the margin applicable to advances under the AXELsSM Series B Facility bearing interest based on Citibank's customary base rate will range from 1.25% to 1.375% and the margin applicable to advances under the AXELsSM Series B Facility bearing interest based on Citibank's Eurodollar rate will range from 2.25% to 2.375%. Thereafter, the margin applicable to advances under the AXELsSM Series B Facility bearing interest based on Citibank's customary base rate will range from 1.125% to 1.375% and the margin applicable to advances under the AXELsSM Series B Facility bearing interest based on Citibank's Eurodollar rate will range from 2.125% to 2.375%. At December 31, 1997, the applicable margin for advances under the AXELsSM Series B Facility bearing interest based on Citibank's customary base rate was 1.25% and the applicable margin for advances under the AXELsSM Series B Facility bearing interest based on Citibank's Eurodollar rate was 2.25%. At December 31, 1997, the interest rate for advances under the AXELsSM Series B Facility was 8.1875%

     The Bank Facility has an aggregate amount available of $355.0 million, and will mature on March 31, 2002. The Bank Facility is fully revolving until its final maturity and bears interest, at the Company's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case, plus a margin which varies in accordance with a performance pricing grid which is based on the ratios of total debt to EBITDA (defined above). Until November 7, 1998, the margin applicable to advances under the Bank Facility bearing interest based on Citibank's customary base rate will range from 0.75% to 0.875% and the margin applicable to advances under the Bank Facility bearing interest based on Citibank's Eurodollar rate will range from 1.75% to 1.875%. Thereafter, the margin applicable to advances under the Bank Facility bearing interest based on Citibank's customary base rate will range from 0.00% to 0.875% and the margin applicable to advances under the Bank Facility bearing interest based on Citibank's Eurodollar rate will range from 0.75% to 1.875%. At December 31, 1997, the applicable margin for advances under the Bank Facility bearing interest based on Citibank's customary base rate was 0.75% and the applicable margin for advances under the Bank Facility bearing interest based on Citibank's Eurodollar rate was 1.75%. At December 31, 1997, the interest rate for advances under the Bank Facility was 7.6875%.

     The Credit Agreement contains certain covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, payments on other debt, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Agreement also contains certain provisions which limit the amount of funds available for transfer from Bowling Worldwide to AMF Group Holdings, and from AMF Group Holdings to AMF Bowling. Limits exist on, among other things, the declaration or payment of dividends, distributions of assets, amount of debt and issuance or sale of capital stock.

     So long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may i) declare and pay dividends in common stock;
ii) declare and pay cash dividends to the extent necessary to make payments of approximately $0.15 million in May 1997 and, to the extent necessary, to make payments of approximately $0.15 million due in May 1998 under certain noncompete agreements with the Prior Owners; iii) declare and pay cash dividends for general administrative expenses not to exceed $0.25 million; and iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock. As of December 31, 1997, Bowling Worldwide was in compliance with all of its covenants.

     The lenders (the "Senior Lenders") of the Senior Debt are secured by collateral described in the Senior Debt security agreement, intellectual property security agreement, mortgages and any other agreements with the Senior Lenders that create a lien in favor of the Senior Lenders. The collateral includes, but is not limited to stock in subsidiaries of AMF Bowling Worldwide, cash and cash equivalents, equipment, inventory, investments, intellectual property and mortgages.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Mortgage and Equipment Note

     At December 31, 1997 and 1996, a mortgage and equipment note relating to one U.S. bowling center bore interest at 9.175%.


     Notes

     The senior subordinated notes will mature on March 15, 2006. Interest accrues from the date of issuance at an annual rate of 10 7/8% and is payable in cash semiannually in arrears on March 15 and September 15 of each year which commenced on September 15, 1996.

     Prior to December 15, 1997, the senior subordinated discount notes had a fully-accreted value of $452.0 million based on a maturity date of March 15, 2006. On December 15, 1997, the Company redeemed $118.9 million in principal which represented a fully-accreted value of $175.0 million using a portion of the proceeds received from an initial public offering of AMF Bowling common stock. See "Note 12. Stockholders' Equity". The remaining balance of senior subordinated discount notes will mature on March 15, 2006, at a fully-accreted value of $277.0 million. The senior subordinated discount notes will result in an effective yield of 12 1/4% per annum, computed on a semiannual bond equivalent basis. No interest is payable prior to March 15, 2001. Commencing March 15, 2001, interest will accrue and be payable in cash semiannually in arrears on March 15 and September 15 of each year beginning with September 15, 2001.

     The Company's payment obligations under the senior subordinated notes and the senior subordinated discount notes (together, the "Notes") are jointly and severally guaranteed on a senior subordinated basis by AMF Group Holdings and each of Bowling Worldwide's subsidiaries identified below in "Note 21. Condensed Consolidating Financial Statements" (collectively, the "Guarantors").


     The guarantees of the Notes are subordinated to the guarantees of the Senior Debt and the mortgage and equipment note outstanding at December 31, 1997, referred to above. The Notes are general, unsecured obligations of Bowling Worldwide, are subordinated in right of payment to all Senior Debt of Bowling Worldwide, and rank pari passu with all existing and future subordinated debt of Bowling Worldwide. The claims of the holders of the Notes will be effectively subordinated to all other indebtedness and other liabilities (including trade payables and capital lease obligations) of Bowling Worldwide's subsidiaries that are not Guarantors and through which Bowling Worldwide will conduct a portion of its operations. See "Note 21. Condensed Consolidating Financial Statements."

     Prior to March 15, 1999, up to $100 million in aggregate principal amount of senior subordinated notes will be redeemable at the option of Bowling Worldwide, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of, Bowling Worldwide, at a price of 110.875% of the principal amount of the senior subordinated notes, together with accrued and unpaid interest, if any, to the date of redemption; so long as at least $150 million in aggregate principal amount of senior subordinated notes remains outstanding after such redemption. Similarly, prior to March 15, 1999, the senior subordinated discount notes will be redeemable at the option of Bowling Worldwide, on one or more occasions, from the net proceeds of public or private sales of common stock of, or contributions to the common equity capital of, Bowling Worldwide, at a price of 112.25% of the accreted value of the senior subordinated discount notes; so long as at least $150 million in accreted value of senior subordinated discount notes remains outstanding after such redemption.

     The indenture governing the senior subordinated notes and the indenture governing the senior subordinated discount notes (the "Note Indentures") contain certain covenants that, among other things, limit the ability of Bowling Worldwide and its Restricted Subsidiaries, as defined therein, to incur additional indebtedness and issue Disqualified Stock, as defined therein, pay dividends or distributions or make investments or make certain other Restricted Payments, as defined therein, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu and subordinated indebtedness of Bowling Worldwide and engage in mergers and consolidations. As of December 31, 1997, Bowling Worldwide was in compliance with all of its covenants.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Annual maturities of long-term debt, including accretion of the senior subordinated discount notes, as of December 31, 1997, are as follows:



December 31,
----------------------
  1998 ...............  $   27,376
  1999 ...............      32,376
  2000 ...............      34,251
  2001 ...............      83,001
  2002 ...............     279,110
  Thereafter .........     692,246
                        ----------
                        $1,148,360
                        ==========

     Interest Rate Cap Agreements

     During 1996, Bowling Worldwide entered into an interest rate cap agreement with Goldman Sachs Capital Markets, L.P., to reduce the interest rate risk of its Senior Debt. The notional amount of this cap was $300.0 million at December 31, 1997. Under the terms of this agreement, Bowling Worldwide receives payment if the three-month LIBOR rises above 5.75% through April 1997, above 6.50% from May 1997 through April 1998 and above 7.5% from May 1998 through October 1998. No amounts were received under this agreement during 1996 or 1997. During 1997, Bowling Worldwide entered into a second interest rate cap agreement with Goldman Sachs Capital Markets, L.P. to further reduce the interest rate risk of its Senior Debt. The notional amount of this cap was $100.0 million at December 31, 1997. Under the terms of this agreement, Bowling Worldwide receives payment if the three-month LIBOR rises above 7.00% from July 7, 1997 through March 31, 1998. No amounts were received under this agreement during 1997.

     Bowling Worldwide is exposed to credit-related loss in the event of non-performance by the counterparty. Bowling Worldwide believes its exposure to potential loss due to counterparty non-performance is minimized primarily due to the relatively strong credit rating of the counterparty.

     Average amounts outstanding and average borrowing rates for 1997 were as follows:




                                                          Outstanding At     Average      Average
                                                           December 31,      Amounts     Borrowing
Description                              Maturity Dates        1997        Outstanding     Rates
-------------------------------------- ----------------- ---------------- ------------- ----------
Term Loan Facility ...................  March 31, 2002       $ 122,500      $ 205,587       8.27%
AXELSSM A Facility ...................  March 31, 2003         186,750        190,085       8.56
AXELSSM B Facility ...................  March 31, 2004         137,000        138,314       8.73
Bank Facility ........................  March 31, 2002         173,112         32,669       8.75
Mortgage and Equipment Notes ......... October 1, 2013           1,976          1,970       9.18

     Prior to the Credit Agreement, the Company had borrowings under an acquisition facility (the "Acquisition Facility") which was included in the Senior Debt. Average amounts outstanding under the Acquisition Facility between January 1, 1997 and November 7, 1997 were $77,197, at an average borrowing rate of 8.72%.


     Deferred Financing Costs

     Costs incurred to obtain bank financing and issue bond financing for the Acquisition, as discussed above, are amortized over the lives of the various types of debt. Bank financing costs, which were incurred to obtain bank financing for the Acquisition, have been amortized over eight years and were entirely written off in the fourth quarter of 1997 in connection with the Credit Agreement. Bank financing costs associated with the Credit Agreement are amortized using the effective interest rate method over approximately 6.5 years. Bond financing costs are amortized over ten years using the effective interest rate method. An interest rate cap agreement included in deferred financing costs is amortized over the term of the agreement beginning November 1, 1996, and ending October 31, 1998. Amortization expense for financing costs was $4,856 in 1997 and $3,252 in 1996. Interest expense for interest rate cap agreements was $1,823 in 1997 and $304 in 1996.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Extraordinary Charges

     The Company recorded after-tax extraordinary charges totaling $23,366 in the fourth quarter of 1997 as a result of entering into the Credit Agreement, the premium paid to redeem a portion of the senior subordinated discount notes and the write-off of the portion of bond financing costs attributable to the senior subordinated discount notes redeemed.


     Other

     The Company is highly leveraged as a result of indebtedness incurred in connection with the Acquisition and subsequent acquisitions. Although the Company believes it will be able to meet its debt obligations, there is no assurance that the Company will generate sufficient cash flow in a timely manner to satisfy scheduled principal and interest payments.


Note 10. Income Taxes

     Income (loss) before income taxes at December 31, 1997 and 1996, consists of the following:



                                        1997           1996
                                   -------------- --------------
          U.S. ...................   $  (55,695)    $  (28,427)
          International ..........       12,083            411
                                     ----------     ----------
                                     $  (43,612)    $  (28,016)
                                     ==========     ==========

     The income tax provision (benefit) at December 31, 1997 and 1996, consists of the following:



                                              1997          1996
                                         -------------- ------------
          Current income tax expense
          U.S. Federal .................   $       --    $      --
          State and local ..............           --           --
          International ................        6,965        5,508
                                           ----------    ---------
           Total current provision .....        6,965        5,508

          Deferred tax benefit
          U.S. Federal .................      (18,039)     (12,274)
          State and local ..............       (1,702)      (1,766)
          International ................           --           --
                                           ----------    ---------
           Total deferred benefit ......      (19,741)     (14,040)
                                           ----------    ---------
           Total benefit ...............   $  (12,776)   $  (8,532)
                                           ==========    =========

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows:



                                                             1997       1996
                                                          ---------- ----------
          Deferred income tax assets
          Current assets
           Reserves not deductible for tax purposes .....  $  5,547   $ 4,847
                                                           --------   -------
          Noncurrent assets
           Net operating losses .........................    38,460     8,225
           Foreign tax credits ..........................    12,417     5,452
           Interest expense on high-yield debt ..........    12,266     8,533
           Financing costs ..............................     7,549        --
           Translation effects ..........................     1,069        --
           Other ........................................       104        --
                                                           --------   -------
          Total noncurrent deferred tax assets ..........    71,865    22,210
                                                           --------   -------
          Total deferred tax assets .....................    77,412    27,057
                                                           --------   -------
          Deferred income tax liabilities
          Goodwill amortization .........................    14,670     5,840
          Depreciation on property and equipment ........    41,569    20,265
                                                           --------   -------
          Total noncurrent deferred tax liabilities .....    56,239    26,105
                                                           --------   -------
          Net deferred tax assets .......................  $ 21,173   $   952
                                                           ========   =======

     In connection with the Acquisition, the Company has made a joint tax election with the Prior Owners for certain entities under Section 338 (h) (10) of the IRC. The effect of this election is the revaluation of the assets and liabilities of the electing entities, with any residual purchase price allocated to goodwill. The nonelecting entities were acquired by both stock and asset purchases.

     The gross amount of net operating losses ("NOLs") the Company may utilize on future tax returns is $110,007. The NOLs may be carried forward for fifteen years until expiration. Foreign tax credits eligible for carry forward total $12,417, and expire in five years. The Company had no valuation allowance related to income tax assets as of December 31, 1997 and 1996, and there was no change in the valuation allowance during 1997. Management believes that it is more likely than not that the tax benefits will be realized.

     The provision for income taxes differs from the amount computed by applying the statutory rate of 35 percent for 1997 and 1996 to loss before taxes. The principal reasons for these differences are as follows:



                                                                              1997           1996
                                                                         -------------- -------------
          U.S. Federal, at statutory rate ..............................   $  (15,264)    $  (9,806)
          Increase resulting from:
           Meals and entertainment .....................................          275           159
           Goodwill relating to acquisition of international bowling
           centers .....................................................        1,658         1,093
           Disallowance of certain high yield debt .....................          260           192
           Other, net ..................................................          295          (170)
                                                                           ----------     ---------
          Total ........................................................   $  (12,776)    $  (8,532)
                                                                           ==========     =========

                      AMF BOWLING, INC. AND SUBSIDIARIES

Note 11. Commitments and Contingencies

     Bowling Centers and Bowling Products lease certain facilities and equipment under operating leases which expire at various dates through 2012. Bowling Centers has certain ground leases, associated with several centers, which expire at various dates through 2058. These leases generally contain renewal options and require payments of taxes, insurance, maintenance, and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $1,200 in 1997 and $912 in 1996. Total rent expense under operating leases aggregated approximately $24,117 in 1997 and $13,737 in 1996.

     Future minimum rental payments under the operating lease agreements as of December 31, 1997, are as follows:



Year Ending
December 31,
----------------------
  1998 ...............  $  23,845
  1999 ...............     19,960
  2000 ...............     17,350
  2001 ...............     14,904
  2002 ...............     12,857
  Thereafter .........     82,721
                        ---------
                        $ 171,637
                        =========

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


Note 12. Stockholders' Equity

     Stockholders Agreement

     On April 30, 1996, AMF Bowling and the institutional stockholders of AMF Bowling (the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement") which regulates the relationship among AMF Bowling and the Stockholders. The Stockholders Agreement primarily provides for, subject to certain limitations and exceptions, (a) the establishment and nomination of the Board of Directors and an Executive Committee; (b) certain of the Stockholders to purchase additional shares of Common Stock in order to finance acquisitions, capital expenditures, investments in partnerships or joint ventures, or any similar transactions or expenditures; (c) Goldman Sachs to have the exclusive right to perform all consulting, financing, investment banking and similar services for AMF Bowling and its subsidiaries, for customary compensation and on terms customary for similar engagements with unaffiliated third parties; and (d) guidance in the event a Stockholder determines to sell its shares of Common Stock. The foregoing rights and obligations will terminate under certain circumstances; and notwithstanding those circumstances, in the event of any merger, recapitalization, consolidation, reorganization or other restructuring of AMF Bowling as a result of which the Stockholders own less than a majority of the outstanding voting power of the entity surviving such transaction, the Stockholders Agreement will terminate.


     Registration Rights Agreement

     On April 30, 1996, AMF Bowling and the Stockholders entered into a registration rights agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, subject to certain limitations and exceptions, certain Stockholders may make demands of AMF Bowling to register shares of Common Stock held by such Stockholders; provided, that AMF Bowling is not required to so register unless the aggregate offering price is at least $50 million. Upon a demand for registration by certain Stockholders, each of the other Stockholders is to be given the opportunity to participate on a pro rata basis in the registration demanded. The Registration Rights Agreement also provides the Stockholders with

                      AMF BOWLING, INC. AND SUBSIDIARIES
piggyback registration rights, which allow each of them to include all or a portion of their shares of Common Stock under a registration statement filed by AMF Bowling, subject to certain exceptions and limitations.

     In September 1997, AMF Bowling's institutional stockholders purchased an aggregate of 1,780,000 shares of Common Stock for $20.00 per share. The aggregate proceeds of $35.6 million were used to fund acquisitions and for other corporate purposes.

     On August 21, 1997, AMF Bowling filed a registration statement with the Securities and Exchange Commission for an initial public offering (the "Initial Public Offering") of Common Stock. On November 7, 1997, AMF Bowling issued 15,525,000 shares of its common stock at $19.50 per share pursuant to the Initial Public Offering. The net proceeds of the Initial Public Offering were approximately $279.1 million after deducting the underwriting discount and expenses payable by AMF Bowling, and were used to repay $150.8 million of indebtedness under the Credit Agreement and to redeem $118.9 million in principal of the senior subordinated discount notes of Bowling Worldwide. See "Note 9. Long-Term Debt".


Note 13. Employee Benefit Plans

     The Company has a defined contribution 401(k) plan to which U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Company can, at its option, match a discretionary percentage of employee contributions and make an additional profit-sharing contribution as determined by the Board of Directors. Employer contributions vest 100 percent after a five-year period. The amounts charged to expense under this plan were $1,779 in 1997 and $1,060 in 1996.

     Certain of the Company's international operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee, and employer funding. Each international operation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $814 in 1997 and $506 in 1996.

     Bowling Worldwide has entered into employment agreements with two executives, each for a term ending in May 1999. Each agreement calls for compensation consisting of a salary and an incentive bonus of up to 50 percent of the executive's annual salary if the Company meets certain operational and financial targets. Each employment agreement also calls for a continuation of certain benefits, under specified circumstances, following termination of employment.

     These two executives were also granted options to purchase a total of 235,000 shares of Common Stock. Unless sooner exercised or forfeited, as provided, the options expire in May 2006. Twenty percent of the options vest on each of the first five anniversaries of the Closing Date. The exercise price of the options is $10.00 per share, which approximated the fair value of the Common Stock at the date of the grants.

     On February 28, 1997, an executive resigned from all positions with the Company. As part of the severance arrangement, AMF Bowling repurchased all of the shares of Common Stock owned by the executive and all options held by the executive were cancelled.

     In connection with the Acquisition, AMF Bowling adopted a stock incentive plan (the "1996 Plan") under which AMF Bowling may grant incentive awards in the form of shares of Common Stock, options to purchase shares of Common Stock ("Stock Options"), and stock appreciation rights to certain officers, employees, consultants, and nonemployee directors ("Participants") of AMF Bowling and its affiliates. The total number of shares of Common Stock reserved and available for grant under the 1996 Plan is 1,767,151. A committee of AMF Bowling's Board of Directors (the "Committee") is authorized to make grants and various other decisions under the 1996 Plan and to make determinations as to a number of the terms of awards granted under the 1996 Plan. In 1997 and 1996, the Committee granted Stock Options to Participants to purchase a total of 703,500 and 1,119,000 shares of Common Stock, respectively. All such Stock Options were granted at an exercise price of $10.00 per share. Twenty percent of the options vest on each of the first five anniversaries of the grant dates. Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years.

     The number of Stock Options outstanding to senior management, other employees, and directors at December 31, 1997 and 1996, total 1,573,500 and 1,096,500, respectively. In addition to Stock Options outstanding under the Stock Incentive

                      AMF BOWLING, INC. AND SUBSIDIARIES

Plan, 130,000 Stock Options granted to Douglas J. Stanard on May 1, 1996 were outstanding at December 31, 1997 and 1996. Of the total Stock Options awarded under the 1996 Plan, 265,966 were exercisable during 1997. None of these were exercised. Of the 130,000 Stock Options granted to Mr. Stanard, 26,000 were exercisable during 1997 and none of these were exercised. None of the Stock Options awarded under the 1996 Plan and to Mr. Stanard were exercisable during 1996. Forfeited Stock Options totaled 226,500 and 22,500 in 1997 and 1996, respectively.

     The 1996 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. AMF Bowling's Board of Directors and the Committee have authority to amend the 1996 Plan and awards granted thereunder, subject to the terms of the 1996 Plan.

     In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", and elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net losses for 1997 and 1996 would have been increased to $56,503 and $19,858, respectively and the Company's net losses per share for 1997 and 1996 would have been increased to $1.25 and $0.50, respectively.

     The weighted-average fair value of options granted during 1997 and 1996 is $6.78 and $3.05 per option, respectively. The 1,703,500 options outstanding at December 31, 1997 have a weighted-average exercise price of $10.00 and a weighted-average remaining contractual life of 9 years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 1997: risk-free rate of return of 6.5%; expected dividend yield of zero; expected time of exercise of five years; expected volatility of 27.5%. The following weighted-average assumptions were used for grants in 1996: risk-free rate of return of 6.5%; expected dividend yield of zero; expected time of exercise of ten years; expected volatility of zero due to the lack of a public trading market in 1996 for the securities underlying the options based on the minimum value method.


 1998 Stock Incentive Plan

     Subject to shareholder approval, AMF Bowling's Board of Directors has approved the 1998 Stock Incentive Plan (the "1998 Plan") under which AMF Bowling may grant to employees of the Company and its affiliates incentive awards ("Awards") in the form of Stock Options, stock appreciation rights and shares of Common Stock that are subject to certain terms and conditions. Two million shares of Common Stock will be reserved and available for issuance under the 1998 Plan. In addition, shares of Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as Awards pursuant to the 1998 Plan. There are 193,651 shares of Common Stock under the 1996 Plan that are available for grant of awards under that plan.

     Shares allocated to Awards granted under the 1998 Plan which are later forfeited, expire or otherwise terminate (including shares subject to Stock Appreciation Rights that are exercised for cash) may again be used for Awards under the 1998 Plan. No more than two hundred thousand shares of Common Stock may be allocated to the Awards granted under the 1998 Plan to a Participant in any one year.

     Awards under the 1998 Plan are contingent on Board and shareholder approval. As of February 20, 1998, no shares of Common Stock were awarded under the 1998 Plan. Unless the Board sooner terminates it, the 1998 Plan will terminate ten years after its effective date.


Note 14. Supplemental Disclosures to the Consolidated Statements of Cash Flows

     Cash paid for interest and income taxes in 1997 and 1996 was as follows:



                                     1997       1996
                                  ---------- ----------
          Interest ..............  $83,200    $44,465
          Income taxes ..........  $ 5,518    $ 7,990

                      AMF BOWLING, INC. AND SUBSIDIARIES

   Net cash used for business acquisitions in 1997 and 1996 consisted of the following:



                                                          Bowling
                                                           Center
                                                        Acquisitions
                                                       -------------
    Year ended December 31, 1997:
     Working capital, other than cash acquired .......  $    6,876
     Plant and equipment .............................    (200,178)
     Purchase price in excess of the net assets acquired   (20,916)
     Other assets ....................................      (9,106)
     Noncurrent liabilities ..........................       8,563
                                                        ----------
     Net cash used for business acquisitions .........  $ (214,761)
                                                        ==========


                                                                                              Other
                                                                                             Bowling
                                                                              Charan         Center
                                                          Acquisition      Acquisition    Acquisitions        Total
                                                       ----------------- --------------- -------------- -----------------

 Period ended December 31, 1996:
  Working capital, other than cash acquired ..........   $     (17,385)    $    (5,028)    $      --      $     (22,413)
  Plant and equipment ................................        (537,827)        (97,857)       (5,182)          (640,866)
  Purchase price in excess of the net assets acquired         (784,217)             --            --           (784,217)
  Other assets .......................................         (18,330)             --            --            (18,330)
  Warrants to purchase shares of Common Stock ........           8,700              --            --              8,700
  Noncurrent liabilities .............................           6,198              --            --              6,198
                                                         -------------     -----------     ---------      -------------
  Net cash used for business acquisitions ............   $  (1,342,861)    $  (102,885)    $  (5,182)     $  (1,450,928)
                                                         =============     ===========     =========      =============

     Noncash financing activities in 1997 and 1996 were as follows:


                                                                       1997       1996
                                                                    ---------- ----------
           Issuance of Common Stock and Stock Options in connection
            with a service contract ...............................  $ 4,028         --
           Warrants to purchase shares of Common Stock ............       --    $ 8,700
           Notes receivable from three executive officers for the
            purchase of Common Stock ..............................       --      3,000

Note 15. Acquisitions

     On October 10, 1996, AMF Bowling Centers, Inc. ("AMF Bowling Centers"), a Virginia corporation and an indirect, wholly owned subsidiary of Bowling Worldwide, completed the acquisition (the "Charan Acquisition") of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. ("Charan"), a Delaware corporation, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of September 10, 1996, by and between AMF Bowling Centers and Charan.

     The purchase price of the Charan Acquisition, net of cash acquired, was approximately $102.9 million, subject to certain adjustments. The Charan Acquisition was funded with approximately $40.0 million from the sale of equity by AMF Bowling to its institutional stockholders and one of its directors, and with approximately $62.9 million from available borrowings under Bowling Worldwide's then existing Acquisition Facility.

     The following unaudited pro forma information has been prepared assuming the Charan Acquisition had occurred as of January 1, 1996 and 1995, respectively and is based on pro forma AMF Bowling results of operations presented in "Note
3. Pro Forma Results of Operations." The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of those dates. In addition, the pro forma information is not intended to be a projection of future results of operations.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                   Pro Forma Consolidated Data (unaudited):



                                                        Year Ended
                                                       December 31,
                                                 -------------------------
                                                 (in millions, except per
                                                        share data)
                                                     1996         1995
                                                 ------------ ------------
       Operating revenue .......................  $  595.5     $  622.7
       Operating income ........................  $   80.0     $  105.2
       Loss before income taxes ................  $   (26.9)   $    (4.9)
       Net loss ................................  $   (19.5)   $   (16.1)

       Net loss per share ...................... $    (0.50)  $    (0.42)
       Weighted average shares outstanding .....     39,293       38,375

     Other Acquisitions

     Since the Acquisition and prior to December 31, 1997, AMF Bowling Centers purchased an aggregate of 179 bowling centers from various unrelated sellers including Charan. The combined purchase price, net of cash acquired, was approximately $322.8 million, and was funded with approximately $40.0 million from the sale of equity by AMF Bowling to its institutional stockholders and one of its directors, and with $282.8 million from available borrowing under Bowling Worldwide's then existing Acquisition Facility and current Bank Facility. The results of operations for acquired bowling centers and certain related assets and liabilities other than the Charan Acquisition were not material in relation to the Company's consolidated results of operations or financial position.

     Subsequent to December 31, 1997, the Company acquired an additional 24 bowling centers in the United States, two bowling centers in the United Kingdom and one center in Australia from unrelated sellers, including fifteen bowling centers in the U.S. from Active West, Inc. ("Active West"). The aggregate purchase price for these acquisitions was approximately $36.5 million, including $35.3 million funded with borrowings under the Bank Facility and, with respect to the Active West acquisition, 50,000 shares of Common Stock valued at the closing price of $24 3/16 per share on the New York Stock Exchange on the date of acquisition.


Note 16. Joint Ventures

     In April 1997, the Company entered into a joint venture with Hong Leong Corporation Limited, a Singapore-based conglomerate ("Hong Leong"), to build and operate bowling centers in the Asia Pacific region. The joint venture ("Hong Leong JV") is owned 50% by the Company and 50% by Hong Leong. The Hong Leong JV opened its first bowling center during November 1997 in Tianjin, China. Additional sites are being evaluated for future development.

     In August 1997, the Company entered into a joint venture with Playcenter S.A., a Sao Paulo-based amusement and entertainment company ("Playcenter"), to build and operate bowling centers in Brazil and Argentina. The joint venture ("Playcenter JV") is owned 50% by the Company and 50% by Playcenter. As of December 31, 1997, Playcenter JV operated eleven centers in Brazil and two centers in Argentina.

     The Company accounts for its investments in Hong Leong JV and Playcenter JV by the equity method. The joint ventures' operations and the Company's equity in earnings of the joint ventures are presented below (in thousands, unaudited):



                                                  Joint venture
                                            -------------------------
Joint Venture Operations                     Hong Leong   Playcenter     Total
------------------------------------------- ------------ ------------ -----------
      Operating revenue ...................     $297       $  4,894    $  5,191
      Operating income (loss) .............       15         (1,215)     (1,200)
      Income (loss) before income taxes ...       15         (1,546)     (1,531)
      Income (loss) after income taxes ....        1         (1,608)     (1,607)

                      AMF BOWLING, INC. AND SUBSIDIARIES

                                                                             Joint venture
                                                                       -------------------------
AMF Equity in Earnings                                                  Hong Leong   Playcenter      Total
---------------------------------------------------------------------- ------------ ------------ ------------
      AMF equity in income (loss) ....................................    $   --      $   (804)    $   (804)
      Elimination of 50% gross profit on sales to joint ventures .....      (354)         (204)        (558)
                                                                          ------      --------     --------
      Equity in earnings of joint ventures ...........................    $ (354)     $ (1,008)    $ (1,362)
                                                                          ======      ========     ========

     The joint ventures' financial position as of December 31, 1997, and the Company's investments in the joint ventures and amounts due from Playcenter JV as of December 31, 1997, are presented below (in thousands, unaudited):



                                               Joint Venture
                                         --------------------------
Joint Venture Financial Position          Hong Leong     Playcenter
--------------------------------------   ------------   -----------
      Current assets .................     $ 1,240        $ 4,004
      Noncurrent assets ..............       5,946         25,153
      Current liabilities ............         493          2,734
      Noncurrent liabilities .........       2,242         23,238
      Stockholders' equity ...........        4.451         3,185


                                                                Joint Venture
                                                     -----------------------------------
Investments/Amounts Due From Joint Ventures           Hong Leong   Playcenter    Total
---------------------------------------------------- ------------ ------------ ---------
      Investments in joint ventures ................    $1,149       $ 8,669    $ 9,818
      Note receivable due from joint venture .......        --         3,781      3,781
      Loan to joint venture ........................        --         6,400      6,400
                                                        ------       -------    -------
      Total investment/due from joint ventures .....    $1,149       $18,850    $19,999
                                                        ======       =======    =======

     The Company's investment in Playcenter JV includes the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess was $7,076 at December 31, 1997, and is being amortized on a straight-line basis over the estimated life of the joint venture of ten years. The note receivable due from Playcenter JV represents the balance due for sales of equipment to the joint venture through a Brazilian distributor. The balance due on the equipment sales and the loan to Playcenter JV bear interest at 12% through November 21, 1997, and 8% thereafter. Principal and interest will be repaid to the Company by the joint venture from its operating cash flow in excess of capital expenditures required to build additional bowling centers. Subsequent to December 31, 1997, the Company lent Playcenter JV an additional $1,600 under the same terms.

                      AMF BOWLING, INC. AND SUBSIDIARIES

Note 17. Business Segments

     The Company operates in two major lines of business: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments for 1997 and 1996 is presented below:



                                                            AMF Bowling, Inc.
                              -----------------------------------------------------------------------------
                                                      Year Ended December 31, 1997
                                                              (in millions)
                                         Bowling Centers                        Bowling Products
                              -------------------------------------- --------------------------------------
                                              Inter-        Sub-                     Inter-        Sub-
                                  U.S.       national       Total        U.S.       national       total
                              ------------ ------------ ------------ ------------ ------------ ------------
Revenue from unaffiliated
  customers .................  $   324.7    $   104.4    $   429.1    $   105.7    $   178.9    $   284.6
Intersegment sales ..........         --           --           --          9.4          5.3         14.7
Operating income (loss) .....       36.5         11.1         47.6         36.6         14.4         51.0
Identifiable assets .........      810.5        309.1      1,119.6        631.1         69.9        701.0
Depreciation and
amortization ................       64.3         18.5         82.8         18.6          1.2         19.8
Capital expenditures ........       33.4          6.0         39.4          8.1          1.1          9.2
Research and development
  expense ...................         --           --           --          0.9           --          0.9



                                       AMF Bowling, Inc.
                              -----------------------------------
                                 Year Ended December 31, 1997
                                         (in millions)
                                             Elim-
                               Corporate   inations      Total
                              ----------- ---------- ------------
Revenue from unaffiliated
  customers .................  $     --    $    --    $   713.7
Intersegment sales ..........        --         --         14.7
Operating income (loss) .....      (16.8)       1.1        82.9
Identifiable assets .........       10.3        1.2     1,832.1
Depreciation and
amortization ................        1.4       (1.5)      102.5
Capital expenditures ........        8.6       (0.5)       56.7
Research and development
  expense ...................        --         --          0.9


                                                                AMF Bowling, Inc.
                                    --------------------------------------------------------------------------
                                                          Period Ended December 31, 1996
                                                                  (in millions)
                                              Bowling Centers                      Bowling Products
                                    ------------------------------------ -------------------------------------
                                                   Inter-       Sub-                    Inter-        Sub-
                                        U.S.      national      Total        U.S.      national       total
                                    ------------ ---------- ------------ ----------- ------------ ------------
Revenue from unaffiliated
 customers ........................  $   132.3    $   67.4   $   199.7    $   69.1    $   116.0    $   185.1
Intersegment sales ................         --          --          --         3.7          2.3          6.0
Operating income (loss) ...........       10.8         6.8        17.6        26.1         10.9         37.0
Depreciation and amortization .....       25.6        12.1        37.7        12.1          0.5         12.6
Capital expenditures ..............        8.1         5.0        13.1         1.5          1.7          3.2
Research and development
 expense ..........................         --          --          --         1.3           --          1.3



                                             AMF Bowling, Inc.
                                    -----------------------------------
                                      Period Ended December 31, 1996
                                               (in millions)
                                                   Elim-
                                     Corporate   inations      Total
                                    ----------- ---------- ------------
Revenue from unaffiliated
 customers ........................   $    --    $    --    $   384.8
Intersegment sales ................        --         --          6.0
Operating income (loss) ...........      (8.6)        0.1        46.1
Depreciation and amortization .....        --       (0.9)        49.4
Capital expenditures ..............        1.3      (0.7)        16.9
Research and development
 expense ..........................        --         --          1.3

                      AMF BOWLING, INC. AND SUBSIDIARIES

Note 18. Geographic Segments

     Information about the Company's operations in different geographic areas for 1997 and 1996, and identifiable assets at December 31, 1997 and 1996, are presented below:

     Operating revenue:


                                                  1997           1996
                                              ------------   -----------
      United States .......................    $ 439,800      $205,800
      China, including Hong Kong ..........       82,400        60,700
      Japan ...............................       54,700        36,800
      Australia ...........................       49,500        33,500
      United Kingdom ......................       44,100        15,900
      Sweden ..............................        9,100         7,400
      Mexico ..............................        8,800         5,400
      Korea ...............................       14,100        14,300
      Spain ...............................        3,300           900
      Canada ..............................          600           200
      Other European countries ............       21,300         9,900
      Middle East .........................          700            --
      Eliminations ........................      (14,700)       (6,000)
                                               ---------      --------
                                               $ 713,700      $384,800
                                               =========      ========

     Operating revenue for the U.S. Bowling Products operation has been reduced by $104,900 in 1997 and $63,400 in 1996 to reflect the elimination of intracompany sales between the U.S. Bowling products operation and the Bowling Products international sales and service branches.

     Operating income (loss):


                                                  1997         1996
                                              -----------   ----------
      United States .......................    $ 56,300      $28,200
      China, including Hong Kong ..........       8,300        7,600
      Japan ...............................       4,500        4,000
      Australia ...........................       6,700        4,900
      United Kingdom ......................       4,400          600
      Sweden ..............................       1,300        1,000
      Mexico ..............................       1,300          500
      Korea ...............................         200          100
      Spain ...............................        (200)        (100)
      Canada ..............................        (100)        (100)
      Middle East .........................          --           --
      Other European countries ............        (900)        (700)
      Eliminations ........................       1,100          100
                                               --------      -------
                                               $ 82,900      $46,100
                                               ========      =======

     Operating income for the U.S. Bowling Products operation has been increased by $2,300 in 1997 and reduced by $1,000 in 1996 to reflect the elimination of intracompany gross profit between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.

                      AMF BOWLING, INC. AND SUBSIDIARIES

   Identifiable assets:



                                             1997            1996
                                        --------------   ------------
United States .......................    $ 1,451,900      1,246,700
China, including Hong Kong ..........         36,900         32,700
Japan ...............................         38,300         40,200
Australia ...........................        112,300        138,000
United Kingdom ......................        115,900         72,300
Sweden ..............................          3,900          3,000
Mexico ..............................         17,200         15,200
Korea ...............................          5,400          4,600
Spain ...............................          6,300          7,300
Canada ..............................          3,400          3,700
Middle East .........................            200             --
Other European countries ............         39,200         30,200
Eliminations ........................          1,200            100
                                         -----------      ---------
                                         $ 1,832,100      1,594,000
                                         ===========      =========

     Identifiable assets for the international sales and service branches have been reduced by $3,200 at December 31, 1997, and $5,500 at December 31, 1996 to reflect the elimination of intracompany gross profit in inventory between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.


Note 19. Related Parties

     Goldman Sachs and its affiliates have certain interests in the Company in addition to being the initial purchasers of the Notes of the Company in connection with the Acquisition. Richard A. Friedman and Terence M. O'Toole, each of whom is a Managing Director of Goldman Sachs, and Peter M. Sacerdote, who is a limited partner of The Goldman Sachs Group, L.P., are directors of AMF Bowling, AMF Group Holdings and Bowling Worldwide. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding voting equity of AMF Bowling; thus Goldman Sachs will be deemed to be an "affiliate" of the Company. Goldman Sachs received an underwriting discount of approximately $19.0 million in connection with the purchase and resale of the Notes. Goldman Sachs also served as financial advisor to the Prior Owners in connection with the Acquisition and received a fee in the form of 10-year warrants to purchase 870,000 shares of Common Stock. The warrants were valued for accounting purposes at approximately $8.7 million. In addition, Goldman Sachs is entitled to the reimbursement of its expenses and is indemnified in connection with its services.

     In connection with the bank credit agreement which partially funded the Acquisition, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc. acted as Arrangers; and Citibank, N.A. is acting as Administrative Agent. Goldman Sachs Credit Partners, L.P., was also a lender under the bank credit agreement. Goldman Sachs received a fee of approximately $9.5 million and was reimbursed for expenses in connection with such services. Goldman Sachs also received a cash fee of $5.0 million from the Company in connection with the Acquisition and was reimbursed for related expenses.

     Under the Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc., acted as Arrangers; Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc. is acting as Collateral Agent. Total fees payable to Goldman Sachs Credit Partners, L.P. in connection with its services under the Credit Agreement aggregated approximately $900, and such entity was reimbursed for expenses in connection with such services.

     Goldman Sachs acted as the Company's lead underwriter in connection with the Initial Public Offering. Underwriting discounts paid to the entire underwriting syndicate in the Initial Public Offering totaled $18,941.

     In 1997, the Company paid a fee of $300 to Goldman Sachs for its representation of the Company in connection with the Company's lease of its new bowling center at Chelsea Piers in New York.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Pursuant to the two employment agreements with executives of the Company discussed in "Note 13. Employee Benefit Plans,"AMF Bowling issued to each executive 150,000 shares of Common Stock at a purchase price of $10.00 per share. One executive was granted an initial employment bonus of $166,667 which he used to partially fund his purchase of shares of Common Stock. Each executive has borrowed $1.0 million from AMF Bowling in order to fund the portion of his purchase of Common Stock. These notes are due in May 2003 and accrue interest, compounded annually, on the unpaid principal amount at 7 percent per annum.

     Pursuant to the Stock Subscription Agreement dated April 30, 1996, Charles
M. Diker, a director of AMF Bowling, AMF Group Holdings, and Bowling Worldwide, purchased 125,000 shares of Common Stock, at a purchase price of $10.00 per share. Pursuant to an option agreement (the "Diker Option Agreement") dated May 1, 1996, Mr. Diker was granted, pursuant to the 1996 Plan, non-qualified Stock Options to purchase 100,000 shares of Common Stock at an exercise price of $10.00 per share. One third of such options vested on May 1, 1996, one-third vested on May 1, 1997, and the remaining options vest on May 1, 1998. The Diker Option Agreement also provides, among other things, for repurchase of all of the shares held by him for fair market value as of a specified date upon certain conditions. Mr. Diker is a party to the Stockholders Agreement and any shares of Common Stock held by Mr. Diker will be subject to the terms of that agreement.


Note 20. Recent Accounting Pronouncements

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


Note 21. Condensed Consolidating Financial Statements

     The following condensed consolidating information presents:

   o Condensed consolidating balance sheets as of December 31, 1997 and 1996, and condensed consolidating statements of income and cash flows for 1997 and 1996.

   o Elimination entries necessary to combine the entities comprising AMF
     Bowling.

     The Notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first- and second-tier subsidiaries of Bowling Worldwide (the "Guarantors"). Third-tier subsidiaries of Bowling Worldwide, all of which are wholly owned subsidiaries of AMF Worldwide Bowling Centers Holdings Inc., a second-tier subsidiary of Bowling Worldwide, have not provided guarantees (the "Non-Guarantors").

                      AMF BOWLING, INC. AND SUBSIDIARIES

                       AMF BOWLING, INC. AND SUBIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 1997
                                  (unaudited)
                                (in thousands)



                                                                                     Non-
                                                                   Guarantor      Guarantor
                                                                   Companies      Companies     Eliminations     Consolidated
                                                                 -------------   -----------   --------------   -------------
                          ASSETS
Current assets:
 Cash and cash equivalents ...................................    $   33,451      $   2,339     $        --      $   35,790
 Accounts and notes receivable, net of allowance for doubtful
   accounts ..................................................        71,652          2,339              --          73,991
 Accounts receivable - intercompany ..........................         6,682          1,963          (8,645)             --
 Inventories .................................................        54,765          1,803              --          56,568
 Deferred taxes and other ....................................        14,345          2,704              --          17,049
                                                                  ----------      ---------     -----------      ----------
  Total current assets .......................................       180,895         11,148          (8,645)        183,398
Notes receivable - intercompany ..............................        15,482          1,663         (17,145)             --
Property and equipment, net ..................................       712,032         37,845           1,008         750,885
Investment in subsidiaries ...................................        24,499        628,355        (652,854)             --
Goodwill and other assets ....................................       891,011          6,758              --         897,769
                                                                  ----------      ---------     -----------      ----------
 Total assets ................................................    $1,823,919      $ 685,769     $  (677,636)     $1,832,052
                                                                  ==========      =========     ===========      ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ............................................    $   38,513      $   3,070     $        --      $   41,583
 Accounts payable - intercompany .............................         1,934          6,711          (8,645)             --
 Accrued expenses ............................................        59,495          5,370              --          64,865
 Income taxes payable ........................................         3,237          2,407              --           5,644
 Long-term debt, current portion .............................        27,376             --              --          27,376
                                                                  ----------      ---------     -----------      ----------
  Total current liabilities ..................................       130,555         17,558          (8,645)        139,468
Long-term debt ...............................................     1,033,223             --              --       1,033,223
Notes payable - intercompany .................................         2,990         14,155         (17,145)             --
Other long-term liabilities ..................................         5,333             --              --           5,333
Deferred income taxes ........................................        (1,036)         1,036              --              --
                                                                  ----------      ---------     -----------      ----------
 Total liabilities ...........................................     1,171,065         32,749         (25,790)      1,178,024
                                                                  ----------      ---------     -----------      ----------
Commitments and contingencies
Stockholders' equity:
 Common stock ................................................            --            596              --             596
 Paid-in capital .............................................       747,145        746,049        (745,141)        748,053
 Retained earnings (deficit) .................................       (74,718)       (74,052)         73,722         (75,048)
 Equity adjustment from foreign currency translation .........       (19,573)       (19,573)         19,573         (19,573)
                                                                  ----------      ---------     -----------      ----------
 Total stockholders' equity ..................................       652,854        653,020        (651,846)        654,028
                                                                  ----------      ---------     -----------      ----------
 Total liabilities and stockholders' equity ..................    $1,823,919      $ 685,769     $  (677,636)     $1,832,052
                                                                  ==========      =========     ===========      ==========

                      AMF BOWLING, INC. AND SUBSIDIARIES

                       AMF BOWLING, INC. AND SUSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 1996
                                  (unaudited)
                                (in thousands)



                                                                                      Non-
                                                                    Guarantor      Guarantor
                                                                    Companies      Companies    Eliminations    Consolidated
                                                                 --------------- ------------- -------------- ---------------
                           ASSETS
Current assets:
 Cash and cash equivalents .....................................   $    39,660     $   3,908    $        --     $    43,568
 Accounts and notes receivable, net of allowance
   for doubtful accounts .......................................        41,266         1,359             --          42,625
 Accounts receivable - intercompany ............................         3,365         1,259         (4,624)             --
 Inventories ...................................................        39,609         1,392             --          41,001
 Deferred taxes and other ......................................         9,491         1,687             --          11,178
                                                                   -----------     ---------    -----------     -----------
 Total current assets ..........................................       133,391         9,605         (4,624)        138,372
Notes receivable - intercompany ................................         1,998         1,663         (3,661)             --
Property and equipment, net ....................................       548,218        30,139            951         579,308
Investment in subsidiaries .....................................        29,628       378,074       (407,702)             --
Goodwill and other assets ......................................       875,250         1,080             --         876,330
                                                                   -----------     ---------    -----------     -----------
 Total assets ..................................................   $ 1,588,485     $ 420,561    $  (415,036)    $ 1,594,010
                                                                   ===========     =========    ===========     ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..............................................   $    30,198     $   1,365    $        --     $    31,563
 Accounts payable - intercompany ...............................           773         3,851         (4,624)             --
 Accrued expenses ..............................................        50,460         3,897             --          54,357
 Income taxes payable ..........................................         1,676           600             --           2,276
 Long-term debt, current portion ...............................        42,376            --             --          42,376
                                                                   -----------     ---------    -----------     -----------
   Total current liabilities ...................................       125,483         9,713         (4,624)        130,572
 Long-term debt ................................................     1,048,877            --             --       1,048,877
 Notes payable - intercompany ..................................         1,663         1,998         (3,661)             --
 Other long-term liabilities ...................................         1,851            --             --           1,851
 Deferred income taxes .........................................         2,828         1,067             --           3,895
                                                                   -----------     ---------    -----------     -----------
  Total liabilities ............................................     1,180,702        12,778         (8,285)      1,185,195
                                                                   -----------     ---------    -----------     -----------
 Commitments and contingencies
 Stockholders' equity:
   Common stock ................................................            --           424             --             424
   Paid-in capital .............................................       427,446       427,022       (425,442)        429,026
   Retained earnings (deficit) .................................       (18,512)      (18,512)        17,540         (19,484)
   Equity adjustment from foreign currency translation .........        (1,151)       (1,151)         1,151          (1,151)
                                                                   -----------     ---------    -----------     -----------
   Total stockholders' equity ..................................       407,783       407,783       (406,751)        408,815
                                                                   -----------     ---------    -----------     -----------
   Total liabilities and stockholders' equity ..................   $ 1,588,485     $ 420,561    $  (415,036)    $ 1,594,010
                                                                   ===========     =========    ===========     ===========

                      AMF BOWLING, INC. AND SUBSIDIARIES

                      AMF BOWLING, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      For the Year Ended December 31, 1997
                                  (unaudited)
                                (in thousands)



                                                                                Non-
                                                             Guarantor        Guarantor
                                                             Companies        Companies      Eliminations     Consolidated
                                                           -------------   --------------   --------------   -------------
Operating revenue ......................................    $  673,714       $   42,205       $  (2,251)      $  713,668
                                                            ----------       ----------       ---------       ----------
Operating expenses:
 Cost of goods sold ....................................       207,820            6,230          (1,506)         212,544
 Bowling center operating expenses .....................       229,629           22,188            (611)         251,206
 Selling, general, and administrative expenses .........        61,421            3,125              --           64,546
 Depreciation and amortization .........................        96,812            5,826            (191)         102,447
                                                            ----------       ----------       ---------       ----------
  Total operating expenses .............................       595,682           37,369          (2,308)         630,743
                                                            ----------       ----------       ---------       ----------
  Operating income .....................................        78,032            4,836              57           82,925
                                                            ----------       ----------       ---------       ----------
Nonoperating expenses (income):
 Interest expense ......................................       117,804              581              --          118,385
 Other expenses, net ...................................         6,054            2,225           1,827           10,106
 Interest income .......................................        (1,631)            (323)             --           (1,954)
 Equity in loss of subsidiaries ........................         1,043           53,336         (54,379)              --
                                                            ----------       ----------       ---------       ----------
   Total nonoperating expenses .........................       123,270           55,819         (52,552)         126,537
                                                            ----------       ----------       ---------       ----------
   Income (loss) before income taxes ...................       (45,238)         (50,983)         52,609          (43,612)
   Provision (benefit) for income taxes ................       (15,587)           2,811              --          (12,776)
                                                            ----------       ----------       ---------       ----------
   Net loss before equity in loss of joint ventures and
    extraordinary items ................................       (29,651)         (53,794)         52,609          (30,836)
   Equity in loss of joint ventures ....................        (1,362)              --              --           (1,362)
                                                            ----------       ----------       ---------       ----------
   Net loss before extraordinary items .................       (31,013)         (53,794)         52,609          (32,198)
   Extraordinary items, net of tax .....................       (23,366)              --              --          (23,366)
                                                            ----------       ----------       ---------       ----------
   Net loss ............................................    $  (54,379)      $  (53,794)      $  52,609       $  (55,564)
                                                            ==========       ==========       =========       ==========

                      AMF BOWLING, INC. AND SUBSIDIARIES

                       AMF BOWLING, INC. AND SUSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     For the Period Ended December 31, 1996
                                  (unaudited)
                                (in thousands)



                                                                                Non-
                                                             Guarantor        Guarantor
                                                             Companies        Companies      Eliminations     Consolidated
                                                           -------------   --------------   --------------   -------------
Operating revenue ......................................    $  364,095       $   21,768       $  (1,054)      $  384,809
                                                            ----------       ----------       ---------       ----------
Operating expenses:
 Cost of goods sold ....................................       127,623            3,566            (647)         130,542
 Bowling center operating expenses .....................       112,318           11,780            (425)         123,673
 Selling, general, and administrative expenses .........        33,444            1,626              --           35,070
 Depreciation and amortization .........................        46,198            3,260             (72)          49,386
                                                            ----------       ----------       ---------       ----------
  Total operating expenses .............................       319,583           20,232          (1,144)         338,671
                                                            ----------       ----------       ---------       ----------
  Operating income .....................................        44,512            1,536              90           46,138
                                                            ----------       ----------       ---------       ----------
Nonoperating expenses:
 Interest expense ......................................        77,968               22              --           77,990
 Other (income) expense, net ...........................           (39)           1,029             922            1,912
 Interest income .......................................        (5,480)            (268)             --           (5,748)
 Equity in loss of subsidiaries ........................           499           18,234         (18,733)              --
                                                            ----------       ----------       ---------       ----------
   Total nonoperating expenses .........................        72,948           19,017         (17,811)          74,154
                                                            ----------       ----------       ---------       ----------
   Income (loss) before income taxes ...................       (28,436)         (17,481)         17,901          (28,016)
   Provision (benefit) for income taxes ................        (9,703)           1,171              --           (8,532)
                                                            ----------       ----------       ---------       ----------
   Net loss ............................................    $  (18,733)      $  (18,652)      $  17,901       $  (19,484)
                                                            ==========       ==========       =========       ==========

                      AMF BOWLING, INC. AND SUBSIDIARIES

                       AMF BOWLING, INC. AND SUSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1997
                                  (unaudited)
                                 (in thousands)

                                                                            Guarantor
                                                                            Companies
                                                                         --------------
Cash flows from operating activities:
 Net loss ..............................................................   $  (54,379)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization .......................................       96,812
   Equity in loss of joint ventures ....................................        1,362
   Extraordinary items, net of tax .....................................       23,366
   Deferred income taxes ...............................................      (20,227)
   Amortization of bond discount .......................................       33,562
   Equity in loss of subsidiaries ......................................        1,043
   Dividends from guarantor companies ..................................         (500)
   Dividends from non-guarantor companies ..............................        1,327
   Loss on the sale of property and equipment, net .....................        4,417
   Changes in assets and liabilities:
    Accounts and notes receivable, net .................................      (25,218)
    Receivables and payables - affiliates ..............................      (12,745)
    Inventories ........................................................      (16,570)
    Other assets .......................................................      (13,375)
    Accounts payable and accrued expenses ..............................       14,522
    Income taxes payable ...............................................       (1,152)
    Other long-term liabilities ........................................       (4,089)
                                                                           ----------
   Net cash provided by (used in) operating activities .................       28,156
                                                                           ----------
Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired .................     (197,271)
 Investment in subsidiary ..............................................           --
 Investments in and advances to joint ventures .........................      (21,361)
 Purchases of property and equipment ...................................      (53,911)
 Proceeds from sale of property and equipment ..........................        4,123
                                                                           ----------
  Net cash provided by (used in) investing activities ..................     (268,420)
                                                                           ----------
Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs .........      231,406
 Payments on long-term debt ............................................     (295,621)
 Prepayment penalty ....................................................      (14,571)
 Capital contribution ..................................................      315,671
 Net proceeds from initial public offering of shares ...................           --
 Repurchase of shares ..................................................           --
 Noncompete obligations ................................................         (647)
                                                                           ----------
   Net cash provided by (used in) financing activities .................      236,238
                                                                           ----------
   Effect of exchange rates on cash ....................................       (2,183)
                                                                           ----------
   Net decrease in cash ................................................       (6,209)
   Cash and cash equivalents at beginning of period ....................       39,660
                                                                           ----------
   Cash and cash equivalents at end of period ..........................   $   33,451
                                                                           ==========



                                (in thousands)
                                                                              Non-
                                                                            Guarantor
                                                                            Companies    Eliminations   Consolidated
                                                                         -------------- -------------- -------------
Cash flows from operating activities:
 Net loss ..............................................................   $  (53,794)   $    52,609    $  (55,564)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization .......................................        5,826           (191)      102,447
   Equity in loss of joint ventures ....................................           --             --         1,362
   Extraordinary items, net of tax .....................................           --             --        23,366
   Deferred income taxes ...............................................            6             --       (20,221)
   Amortization of bond discount .......................................           --             --        33,562
   Equity in loss of subsidiaries ......................................       53,336        (54,379)           --
   Dividends from guarantor companies ..................................          500             --            --
   Dividends from non-guarantor companies ..............................       (1,327)            --            --
   Loss on the sale of property and equipment, net .....................           29             --         4,446
   Changes in assets and liabilities:
    Accounts and notes receivable, net .................................         (875)            --       (26,093)
    Receivables and payables - affiliates ..............................       12,745             --            --
    Inventories ........................................................         (401)            --       (16,971)
    Other assets .......................................................       (1,797)         2,275       (12,897)
    Accounts payable and accrued expenses ..............................        3,260             --        17,782
    Income taxes payable ...............................................        1,754             --           602
    Other long-term liabilities ........................................           --             --        (4,089)
                                                                           ----------    -----------    ----------
   Net cash provided by (used in) operating activities .................       19,262            314        47,732
                                                                           ----------    -----------    ----------
Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired .................      (17,490)            --      (214,761)
 Investment in subsidiary ..............................................     (315,671)       315,671            --
 Investments in and advances to joint ventures .........................           --             --       (21,361)
 Purchases of property and equipment ...................................       (2,926)           134       (56,703)
 Proceeds from sale of property and equipment ..........................           57             --         4,180
                                                                           ----------    -----------    ----------
  Net cash provided by (used in) investing activities ..................     (336,030)       315,805      (288,645)
                                                                           ----------    -----------    ----------
Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs .........        9,000             --       240,406
 Payments on long-term debt ............................................       (9,000)            --      (304,621)
 Prepayment penalty ....................................................           --             --       (14,571)
 Capital contribution ..................................................       37,048       (316,119)       36,600
 Net proceeds from initial public offering of shares ...................      279,071             --       279,071
 Repurchase of shares ..................................................         (500)            --          (500)
 Noncompete obligations ................................................           --             --          (647)
                                                                           ----------    -----------    ----------
   Net cash provided by (used in) financing activities .................      315,619       (316,119)      235,738
                                                                           ----------    -----------    ----------
   Effect of exchange rates on cash ....................................         (420)            --        (2,603)
                                                                           ----------    -----------    ----------
   Net decrease in cash ................................................       (1,569)            --        (7,778)
   Cash and cash equivalents at beginning of period ....................        3,908             --        43,568
                                                                           ----------    -----------    ----------
   Cash and cash equivalents at end of period ..........................   $    2,339    $        --    $   35,790
                                                                           ==========    ===========    ==========

                      AMF BOWLING, INC. AND SUBSIDIARIES

                       AMF BOWLING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Period Ended December 31, 1996
                                  (unaudited)
                                (in thousands)



                                                                                         Non-
                                                                        Guarantor      Guarantor
                                                                        Companies      Companies    Eliminations    Consolidated
                                                                     -------------- -------------- -------------- ---------------
Cash flows from operating activities:
 Net loss ..........................................................  $    (18,733)   $  (18,652)    $  17,901     $    (19,484)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization ...................................        46,198         3,260           (72)          49,386
   Deferred income taxes ...........................................       (14,040)           --            --          (14,040)
   Amortization of bond discount ...................................        24,731            --            --           24,731
   Equity in loss of subsidiaries ..................................           499        18,234       (18,733)              --
   Dividends from non-guarantor companies ..........................           922          (922)           --               --
   Loss on the sale of property and equipment, net .................           390            18            --              408
   Changes in assets and liabilities:
    Accounts and notes receivable, net .............................        (6,663)          159            --           (6,504)
    Receivables and payables - affiliates ..........................           399          (399)           --               --
    Inventories ....................................................         1,830            32            --            1,862
    Other assets ...................................................        (4,332)         (582)          904           (4,010)
    Accounts payable and accrued expenses ..........................        21,631           299            --           21,930
    Income taxes payable ...........................................           662          (245)           --              417
    Other long-term liabilities ....................................        18,918           217            --           19,135
                                                                      ------------    ----------     ---------     ------------
   Net cash provided by operating activities .......................        72,412         1,419            --           73,831
Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired .............    (1,454,213)        3,285            --       (1,450,928)
 Purchases of property and equipment ...............................       (15,930)       (1,011)           --          (16,941)
 Proceeds from sales of property and equipment .....................           584           170            --              754
                                                                      ------------    ----------     ---------     ------------
 Net cash provided by (used in) investing activities ...............    (1,469,559)        2,444            --       (1,467,115)
Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs .....     1,059,277            --            --        1,059,277
 Payments on long-term debt ........................................       (38,875)           --            --          (38,875)
 Capital contribution ..............................................       420,750            --            --          420,750
 Noncompete obligations ............................................        (2,892)           --            --           (2,892)
                                                                      ------------    ----------     ---------     ------------
   Net cash provided by financing activities .......................     1,438,260            --            --        1,438,260
                                                                      ------------    ----------     ---------     ------------
   Effect of exchange rates on cash ................................        (1,453)           45            --           (1,408)
                                                                      ------------    ----------     ---------     ------------
   Net increase in cash ............................................        39,660         3,908            --           43,568
   Cash and cash equivalents at beginning of period ................            --            --            --               --
                                                                      ------------    ----------     ---------     ------------
   Cash and cash equivalents at end of period ......................  $     39,660    $    3,908     $      --     $     43,568
                                                                      ============    ==========     =========     ============

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and the Stockholders
AMF Bowling Group

     In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AMF Bowling Group at April 30, 1996 and December 31, 1995, and the results of its operations and its cash flow for the four months ended April 30, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These finanical statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Norfolk, Virginia
June 28, 1996

                               AMF BOWLING GROUP

                            COMBINED BALANCE SHEETS
                           (in thousands of dollars)



                                                                                        April 30,     December 31,
                                                                                           1996           1995
                                                                                       -----------   -------------
                                                                   ASSETS
Currents assets:
 Cash and cash equivalents .........................................................    $ 21,913       $  9,732
 Accounts and notes receivable, net of allowance for doubtful accounts of $3,110 and
   $3,373, respectively ............................................................      33,887         39,026
 Accounts and notes receivable-affiliates ..........................................         166          3,979
 Inventories .......................................................................      43,296         39,821
 Prepaid expenses and other ........................................................       6,113          5,182
                                                                                        --------       --------
    Total current assets ...........................................................     105,375         97,740
Notes receivable -- affiliates .....................................................          --         22,941
Property and equipment, net ........................................................     251,544        259,724
Other assets .......................................................................      18,330         19,973
                                                                                        --------       --------
    Total assets ...................................................................    $375,249       $400,378
                                                                                        ========       ========
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liablities:
 Accounts payable ..................................................................    $ 23,670       $ 23,641
 Book overdrafts ...................................................................       5,724          2,362
 Accrued expenses and deposits .....................................................      34,916         30,328
 Accounts and notes payable -- affiliates ..........................................          --          1,989
 Long-term debt, current portion ...................................................          10          1,084
 Income taxes payable ..............................................................       1,757          7,129
                                                                                        --------       --------
    Total current liabilities ......................................................      66,077         66,533
Long-term debt .....................................................................       1,958         19,550
Notes payable -- affiliates ........................................................          --        146,727
Other liabilities ..................................................................       2,811          5,856
Deferred income taxes ..............................................................       1,429            174
                                                                                        --------       --------
    Total liabilities ..............................................................      72,275        238,840
                                                                                        ========       ========
Commitments and contingencies (Note 9)
Stockholders' equity:
 Common stock ......................................................................         454          1,538
 Paid-in capital ...................................................................     251,770         63,781
 Retained earnings .................................................................      52,302        101,080
 Equity adjustment from foreign currency translation ...............................      (1,552)        (3,400)
 Notes receivable stock subscription ...............................................          --         (1,461)
                                                                                        --------       --------
    Total stockholders' equity .....................................................     302,974        161,538
                                                                                        --------       --------
    Total liabilities and stockholders' equity .....................................    $375,249       $400,378
                                                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

                       COMBINED STATEMENTS OF OPERATIONS
                           (in thousands of dollars)



                                                                             Four Months
                                                                                Ended        Year Ended
                                                                              April 30,     December 31,
                                                                                1996            1995
                                                                            ------------   -------------
Operating revenues:
  Sales of products and services ........................................    $ 164,371       $ 563,998
  Revenue from operating lease activities ...............................          573             926
                                                                             ---------       ---------
    Total operating revenues ............................................      164,944         564,924
                                                                             ---------       ---------
Operating expenses:
  Cost of sales, excluding depreciation of $791 and $2,531, respectively        43,118         184,129
  Bowling center operations .............................................       80,156         166,465
  Selling, general and administrative ...................................       35,557          50,778
  Depreciation and amortization .........................................       15,097          39,139
                                                                             ---------       ---------
    Total operating expenses ............................................      173,928         440,511
                                                                             ---------       ---------
    Operating (loss) income .............................................       (8,984)        124,413
Nonoperating income (expenses):
  Interest expense ......................................................       (4,504)        (15,711)
  Other expenses, net ...................................................         (692)         (1,043)
  Interest income .......................................................          611           2,184
  Foreign currency transaction loss .....................................          (29)           (979)
                                                                             ---------       ---------
(Loss) income before income taxes .......................................      (13,598)        108,864
Income tax benefit (expense) ............................................        1,731         (12,098)
                                                                             ---------       ---------
    Net (loss) income ...................................................    $ (11,867)      $  96,766
                                                                             =========       =========

Pro Forma Financial Information (unaudited):



                                                                             Four Months
                                                                                Ended        Year Ended
                                                                              April 30,     December 31,
                                                                                1996            1995
                                                                            ------------   -------------
Net (loss) income before income taxes and pro forma adjustments .........    $ (13,598)      $ 108,864
Pro forma C Corporation -- tax benefit (provision) ......................        5,065         (40,616)
                                                                             ---------       ---------
Pro forma net (loss) income .............................................    $  (8,533)      $  68,248
                                                                             =========       =========

   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

                       COMBINED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)



                                                                                 Four Months
                                                                                    Ended        Year Ended
                                                                                  April 30,     December 31,
                                                                                    1996            1995
                                                                                ------------   -------------
Cash flows from operating activities:
 Net (loss) income ..........................................................    $ (11,867)      $  96,766
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization ............................................       15,097          39,139
   Deferred income taxes ....................................................          414            (830)
   Loss on sale of property and equipment, net ..............................           --             567
   Changes in assets and liabilities, net of effects from companies acquired:
    Accounts and notes receivable, net ......................................        4,784          10,630
    Receivables and payables -- affiliates ..................................        1,535           6,147
    Inventories .............................................................       (3,631)         (5,996)
    Other assets and liabilities ............................................       (2,673)           (101)
    Accounts payable and accrued expenses ...................................        8,713         (18,741)
    Income taxes payable ....................................................       (5,745)         (2,830)
                                                                                 ---------       ---------
    Net cash provided by operating activities ...............................        6,627         124,751
                                                                                 ---------       ---------
Cash flows from investing activities:
 Purchase of property and equipment .........................................       (6,874)        (29,965)
 Proceeds from sales of property and equipment ..............................           --           1,410
 Other ......................................................................        2,989             229
                                                                                 ---------       ---------
    Net cash used for investing activities ..................................       (3,885)        (28,326)
                                                                                 ---------       ---------
Cash flows from financing activities:
 Payments on credit note agreements, net ....................................           --         (11,057)
 Distributions to stockholders ..............................................      (36,721)        (71,851)
 Payment of long-term debt ..................................................       (3,812)        (10,285)
 Payment for redemption of stock ............................................           --          (3,960)
 Proceeds (payments) on notes payable --  stockholders, net .................        1,236          (3,793)
 Capital contributions by stockholders ......................................       24,805           8,329
 Collection of notes receivable -- affiliates ...............................       19,408              --
 Other ......................................................................        3,988          (2,056)
                                                                                 ---------       ---------
    Net cash provided by (used for) financing activities ....................        8,904         (94,673)
    Effect of exchange rates on cash ........................................          535            (194)
                                                                                 ---------       ---------
Net increase in cash ........................................................       12,181           1,558
Cash at beginning of period .................................................        9,732           8,174
                                                                                 ---------       ---------
Cash at end of period .......................................................    $  21,913       $   9,732
                                                                                 =========       =========

   See Note 11 for supplemental disclosures to the Combined Statements of Cash
                 Flows.





   The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

            COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (in thousands of dollars)



                                                                         Equity
                                                                       Adjustment
                                                                      From Foreign                   Total
                                   Common     Paid-in     Retained      Currency                 Stockholders'
                                   Stock      Capital     Earnings     Translation     Other        Equity
                                ----------- ----------- ------------ -------------- ----------- --------------
Balance,
 December 31, 1994 ............  $  1,536    $ 57,975    $  76,165      $ (3,302)    $     --     $ 132,374
 Net income ...................        --          --       96,766            --           --        96,766
 Distribution to
   stockholders ...............        --          --      (71,851)           --           --       (71,851)
 Redemption of stock ..........        --      (3,960)          --            --           --        (3,960)
 Decrease in equity
   adjustment from foreign
   currency translation .......        --          --           --           (98)          --           (98)
 Sale of stock ................         2       1,479           --            --       (1,479)            2
 Capital contributions ........        --       8,329           --            --           --         8,329
 Other ........................        --         (42)          --            --           18           (24)
                                 --------    --------    ---------      --------     --------     ---------
Balance,
 December 31, 1995 ............     1,538      63,781      101,080        (3,400)      (1,461)      161,538
 Net loss .....................        --          --      (11,867)           --           --       (11,867)
 Distribution to
   stockholders ...............        --          --      (36,721)           --           --       (36,721)
 Increase in equity
   adjustment from foreign
   currency translation .......        --          --           --         1,665           --         1,665
 Payment of notes
   receivable
   officer/stockholder ........        --          --           --            --        1,461         1,461
 Capital contributions ........       102     187,989           --            --           --       188,091
 Other ........................    (1,186)         --         (190)          183           --        (1,193)
                                 --------    --------    ---------      --------     --------     ---------
Balance, April 30, 1996 .......  $    454    $251,770    $  52,302      $ (1,552)    $     --     $ 302,974
                                 ========    ========    =========      ========     ========     =========

  The accompanying notes are an integral part of these financial statements.

                               AMF BOWLING GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                 (in thousands of dollars, except share data)


Note 1. Organization

     AMF Bowling Group ("the Combined Companies") consisted of the following entities:


S Corporations

o AMF Bowling, Inc. ("AMF Bowling")

o AMF Bowling Centers, Inc. ("AMF Bowling Centers")

o AMF Beverage Company of Oregon, Inc.

o King Louie Lenexa, Inc.

o AMF Bowling Centers (Aust) International Inc.

o AMF Bowling Centers (Canada) International Inc.

o AMF BCO-France One, Inc.

o AMF BCO-France Two, Inc.

o AMF Bowling Centers (Hong Kong) International Inc.

o AMF Bowling Centers International Inc.-Japan

o AMF Bowling Mexico Holding, Inc.

o Boliches AMF, Inc.

o AMF Bowling Centers II Inc.-Switzerland

o AMF BCO-U.K. One, Inc.

o AMF BCO-U.K. Two, Inc.

o AMF BCO-China, Inc.

o AMF Bowling Centers China, Inc.

Other

o AMF Catering Services Pty, Ltd.

o Bush River Corporation

     Pursuant to a Stock Purchase Agreement dated February 16, 1996 between AMF Group Holdings, Inc. and the stockholders of AMF Bowling Group (the "Combined Companies"), on May 1, 1996, AMF Group Holdings, Inc. (the "Company"), through its subsidiaries, acquired the Combined Companies in a stock purchase of all the outstanding stock of the separate domestic and foreign corporations that constitute substantially all of the Combined Companies and through the purchase of certain assets of the Combined Companies' bowling center operations in Spain and Switzerland. Prior to the acquisition, the Combined Companies were controlled by the Virginia Investment Trust.

     The Combined Companies operated bowling centers in the United States and in 9 foreign countries and manufactured and distributed a full line of bowling and leisure related products. The principal markets for bowling and leisure related equipment are domestic and foreign independent bowling center operators. The accompanying combined financial statements have been prepared for the purpose of presenting the financial position and results of operations of the bowling related operations of the various entities.

     The Company did not acquire the assets of two bowling centers located in Madrid, Spain and Geneva, Switzerland (both of which were retained by the sellers) and, accordingly, the April 30, 1996 combined financial statements exclude the assets of these centers. As a result of the acquisition, the Company, at May 1, 1996, owns or operates 205 of the Combined

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


Companies' domestic bowling centers and 78 international bowling centers (205 domestic bowling centers and 80 international bowling centers at December 31,
1995). The purchase price for the acquisition was approximately $1,300,000, subject to certain postclosing adjustments, less approximately $2,000 representing debt of the Combined Companies which remained in place following the closing of the acquisition (the "Closing").

     The revaluation, in accordance with Accounting Principles Board Opinion No. 16, of the Combined Companies' assets and liabilities as a result of the Stock Purchase Agreement has not been reflected in the accompanying combined financial statements. In addition, no adjustments have been recorded to reflect any tax liability resulting from the stock purchase and the related Section 338
(h) (10) election.


Note 2. Summary of Significant Accounting Policies

     Basis of presentation

     The accompanying combined financial statements have been prepared on the accrual basis of accounting and conform in all material respects to accounting principles generally accepted in the United States. The accompanying combined financial statements are stated in U.S. dollars. All significant intercompany and intracompany balances and transactions have been eliminated in the accompanying combined financial statements.


     Use of estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include allowances for obsolete inventory, uncollectable accounts receivable, product warranty costs and litigation and claims. Actual results could differ from those estimates.


     Fiscal year

     The entities included in the accompanying combined financial statements operate on fiscal years ending on December 31, except for AMF Bowling Centers, which operated on a 52-week period ended on the the last Sunday in December during 1994, and the Fair Lanes operation which operated on a fiscal period ended on December 29, 1994. For 1995, AMF Bowling Centers, including the acquired Fair Lanes operation, adopted a calendar month-end; accordingly, the results of operations for the period ended December 31, 1995 include AMF Bowling Centers' operations for the period December 26, 1994 (December 30, 1994 with respect to Fair Lanes operations) through December 31, 1995.


     Revenue recognition

     Revenue is generally recognized from the sale of products at the time the products are shipped. For larger contract orders, the Combined Companies generally require that customers submit a deposit as a condition of accepting the order. For nonaffiliate international sales, the Combined Companies generally require the customer to obtain a letter of credit prior to shipment.


     Warranty costs

     AMF Bowling offers warranties for its various products and provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold. Warranty expense aggregated approximately $1,313 for the four months ended April 30, 1996 and $2,748 for the year ended December 31, 1995.


     Cash and cash equivalents

     For the purpose of the statement of cash flows, the Combined Companies consider all highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



     Inventories

     Manufacturing inventory is valued at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for domestic inventories and the first-in, first-out ("FIFO") method for foreign inventories.

     Bowling center inventory is valued at the lower of cost or market with the cost being determined using the actual or average cost method.


     Property and equipment

     Property and equipment are stated at cost. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred; major renewals or betterments are capitalized to the property accounts. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from the property accounts, and any gain or loss is recognized.

     Property and equipment are depreciated over their estimated useful lives using straight-line and accelerated methods. Estimated useful lives of property and equipment for financial reporting purposes are as follows:


            Buildings and improvements . 5 - 40 years
            Bowling and related
             equipment.................. 5 - 10 years
            Manufacturing equipment .... 2 - 7 years
            Furniture and fixtures ..... 3 - 8 years

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"). SFAS No. 121 is effective for fiscal year 1996 for the Company. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. The adoption of SFAS No. 121 did not have a material effect on the financial position or results of operations of the Company.


     Income taxes

     Certain of the Combined Companies included in the accompanying combined financial statements have elected S Corporation status under the Internal Revenue Code (see Note 1). As an S Corporation, the companies may be liable for U.S. federal income taxes under certain circumstances and liable for state income taxes in certain jurisdictions; all other domestic income taxes are the responsibility of the Combined Companies' stockholders.

     The foreign branches of the S Corporations and other foreign entities file income tax returns and pay taxes in their respective countries. The stockholders receive a tax credit, subject to certain limitations, in their U.S. federal income tax returns for foreign taxes paid by the foreign branches of the U.S. Corporation and certain other foreign entities.

     The Combined Companies account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109"). SFAS No. 109 mandates the liability method for computing deferred income taxes. Because the Combined Companies have elected S Corporation status, deferred income taxes are only provided with respect to state and foreign income taxes.


     Research and development costs

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were approximately $875 for the four months ended April 30, 1996 and $3,600 for the year ended December 31, 1995.


     Advertising costs

     Costs incurred for producing and communicating advertising are expensed when incurred. The amounts charged against income were approximately $3,575 for the four months ended April 30, 1996 and $12,250 for the year ended December 31, 1995.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



     Foreign currency

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," all assets and liabilities of the Combined Companies' foreign operations are translated from foreign currencies into U.S. dollars at year-end exchange rates. Revenues and expenses of foreign operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in nonlocal currencies. Adjustments resulting from the translation of financial statements of foreign operations into U.S. dollars are included in the equity adjustment from foreign currency translation on the accompanying combined balance sheets. Gains and losses arising from transactions in foreign currencies are included as a separate item in the accompanying combined statement of operations.


     Fair value of financial instruments

     The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value at April 30, 1996 and December 31, 1995 because of the short maturity of these instruments. The carrying value of long-term receivables and payables approximated fair value as of April 30, 1996 and December 31, 1995 based upon market rates for similar instruments.


     Noncompete agreements

     The Combined Companies have certain noncompete agreements with individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8%-10%. The assets are included in other current and noncurrent assets and are amortized on a straight-line basis over the terms of the agreements. Noncompete obligations were $3,095 at April 30, 1996 and $3,300 at December 31, 1995.


     Common stock

     The common stock account represents the aggregate number of shares outstanding for all the Combined Companies multiplied by the respective par value at each of the Combined Companies.


Note 3. Related Party Transactions

     The Combined Companies had related party transactions with several companies which are affiliated through common ownership and with certain of its officers, directors and stockholders. The majority of balances with affiliated companies were liquidated on or prior to April 30, 1996. Interest income and expense during the four months ended April 30, 1996 were not significant to the operating results of the Combined Companies. A summary of the significant balances and transactions with related parties follows.

     Accounts and notes receivable -- affiliates, including accrued interest, at April 30, 1996 and December 31, 1995 consisted of the following:



                                                                    April 30,     December 31,
                                                                       1996           1995
                                                                   -----------   -------------
      Accounts receivable -- affiliates ........................       $166        $  2,084
                                                                       ====        ========
      Notes receivable -- AMF Reece ............................       $ --        $ 12,910
      Notes receivable -- stockholders .........................         --          11,130
      Note receivable -- AMF Machinery Systems ("AMS") .........         --             796
                                                                       ----        --------
                                                                         --          24,836
      Current maturities .......................................         --          (1,895)
                                                                       ----        --------
                                                                       $ --        $ 22,941
                                                                       ====        ========

     Notes receivable -- AMF Reece represented various notes, plus accrued and unpaid interest income, between AMF Bowling and AMF Reece, and affiliated company. The notes earned interest monthly based on the LIBOR rate plus .75%, which was 6.48% at December 31, 1995. Interest income was $762 for the year ended December 31, 1995.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


     Notes receivable -- stockholders represented notes of $9,394 plus accrued and unpaid interest income, between the Combined Companies and its stockholders. Interest on the notes was at the LIBOR rate plus .75%, which was 6.48% at December 31, 1995. Interest income for the year ended December 31, 1995 was $602.

     Accounts and notes payable -- affiliates at April 30, 1996 and December 31, 1995 consisted of the following:



                                                      April 30,     December 31,
                                                         1996           1995
                                                     -----------   -------------
      Accounts payable -- stockholders ...........   $ --          $    322
      Accounts payable -- AMS ....................     --             1,619
      Accounts payable -- CCA Industries .........     --                48
                                                     ----          --------
                                                     $ --          $  1,989
                                                     ====          ========
      Notes payable -- stockholders ..............   $ --          $117,022
      Note payable -- Fair Lanes, Inc. ...........     --            24,096
      Notes payable -- AMS .......................     --             5,609
      Capital lease obligations -- Commonwealth
        Leasing Corporation ("CLC") ..............     --                --
                                                     ----          --------
                                                       --           146,727
                                                     ----          --------
      Current maturities .........................     --                --
      Long-term portion ..........................   $ --          $146,727
                                                     ====          ========

     Notes payable -- stockholders included $88,323, plus accrued and unpaid interest, at December 31, 1995 of 9.5% of Fair Lanes, Inc. ("Fair Lanes") notes which were acquired by certain stockholders in conjunction with the acquisition of Fair Lanes. A portion of the notes were acquired by the stockholders as a result of the plan of reorganization (Note 14). The note balance included interest from the period July 15, 1994 through January 15, 1995 which was paid through the issuance of additional notes. The notes were assumed by AMF Bowling Centers in connection with the acquisition of the assets of Fair Lanes on July 2, 1995. The notes, originally payable in 2001, were paid prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense for the year ended December 31, 1995 was approximately $8,053.

     Notes payable -- stockholders included $16,773, plus accrued and unpaid interest, on a $60,000 revolving line of credit between AMF Bowling Centers and its stockholders which originally matured on December 31, 1998. The notes were repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest on the notes was at the lesser of the prime rate or the LIBOR rate plus 0.50% (6.23% at December 31, 1995). The note was repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense on these notes was $562 for the year ended December 31, 1995.

     Also, included in notes payable -- stockholders was a $1,943 note, plus accrued and unpaid interest, which represented the balance outstanding on a $16,000 revolving line of credit between AMF Bowling and its stockholders. Interest on the note was at the prime rate (8.50% at December 31, 1995). The note was repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense on this note was $179 for the year ended December 31, 1995.

     The average amount outstanding under the various lines of credit was $7,865 during fiscal 1995. The maximum amount outstanding under these agreements was $21,246 during fiscal 1995. The average interest rate on the outstanding debt was 7.5% during fiscal 1995.

     Note payable -- Fair Lanes related to the acquisition of Fair Lanes net assets by AMF Bowling Centers from the AMF stockholders. Interest on the note was at prime (8.50% at December 31, 1995). The note, originally payable on December 31, 1998, was repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense for the year ended December 31, 1995 was $1,187.

     The notes payable of $5,609 to AMS consisted of various notes plus accrued and unpaid interest (at 8.5%-11%) and were payable on demand. The notes were repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies. Interest expense on these notes was $417 for the year ended December 31, 1995.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



     Other related party transactions

     The Combined Companies were charged $512 for the four months ended April 30, 1996 and $1,622 for the year ended December 31, 1995 in management fees for certain consulting and administrative services performed by affiliated companies.

     In May 1995, the Combined Companies began purchasing health insurance from CCA Industries, an affiliated company, on a fully insured basis. Total premiums for the four months ended April 30, 1996 were $411 and for the period from May 1995 to December 31, 1995 aggregated $889.

     During the year ended December 31, 1995, Fair Lanes acquired equipment which was leased from Commonwealth Leasing Corporation ("CLC"), an affiliated company, for $1,367. The difference between the capitalized lease obligation and the purchase price was treated as an adjustment of the notes payable -- Fair Lanes.

     The Combined Companies purchased used bowling equipment from CLC for $1,429 during the year ended 1995.

     The Combined Companies charged service fees and sales commissions of $53 for the year ended December 31, 1995 to CLC. These charges have been treated as reductions in selling, general and administrative expenses.

     The Combined Companies lease equipment from CCA Financial, an affiliated company. Rent expense was $203 for the four months ended April 30, 1996 and $444 for the year ended December 31, 1995.


Note 4. Inventories

     Inventories at April 30, 1996 and December 31, 1995 consist of the following:



                                                  April 30,     December 31,
                                                     1996           1995
                                                 -----------   -------------
      Raw materials ..........................     $10,325       $ 10,590
      Work-in-progress .......................       2,084          1,522
      Finished goods and spare parts .........      28,661         24,920
      Merchandise inventory ..................       3,033          4,045
                                                   -------       --------
                                                    44,103         41,077
      Inventory valuation reserves ...........        (807)        (1,256)
                                                   -------       --------
                                                   $43,296       $ 39,821
                                                   =======       ========

     Inventories were determined using the following methods at April 30, 1996 and December 31, 1995:



                                                 April 30,     December 31,
                                                    1996           1995
                                                -----------   -------------
      LIFO (Domestic manufacturing) .........     $27,128        $24,389
      FIFO (Foreign manufacturing) ..........      13,135         11,387
      Other (Merchandise inventory) .........       3,033          4,045
                                                  -------        -------
                                                  $43,296        $39,821
                                                  =======        =======

     If LIFO inventories had been valued at current costs, they would have been greater by $2,527 at April 30, 1996 and $2,496 at December 31, 1995.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 5. Property and Equipment

     Property and equipment at April 30, 1996 and December 31, 1995 consist of the following:



                                                      April 30,      December 31,
                                                         1996            1995
                                                    -------------   -------------
      Land ......................................    $   25,891      $   25,692
      Buildings and improvements ................       143,147         138,448
      Equipment, furniture and fixtures .........       256,308         251,936
      Construction in progress ..................           110           1,925
                                                     ----------      ----------
                                                        425,456         418,001

      Less: accumulated depreciation and
        amortization ............................      (173,912)       (158,277)
                                                     ----------      ----------
                                                     $  251,544      $  259,724
                                                     ==========      ==========

     Depreciation expense was $14,523 for the four months ended April 30, 1996 and $37,889 for the year ended December 31, 1995.


Note 6. Accrued Expenses and Deposits

     Accrued expenses and deposits at April 30, 1996 and December 31, 1995 consist of the following:



                                           April 30,     December 31,
                                              1996           1995
                                          -----------   -------------
      Accrued compensation ............     $ 9,714        $ 7,152
      League bowling accounts .........       3,776          6,368
      Other ...........................      21,426         16,808
                                            -------        -------
                                            $34,916        $30,328
                                            =======        =======

Note 7. Long-term Debt

     Long-term debt at April 30, 1996 and December 31, 1995 consists of the following:



                                                      April 30,     December 31,
                                                         1996           1995
                                                     -----------   -------------
      Notes payable to bank -- guaranteed.........     $   --        $  3,764
      Mortgage and equipment notes ...............      1,968          14,469
      Industrial development bond ................         --           1,354
      Other ......................................         --           1,047
                                                       ------        --------
                                                        1,968          20,634
      Current Maturities .........................        (10)         (1,084)
                                                       ------        --------
      Long-term portion ..........................     $1,958        $ 19,550
                                                       ======        ========

     Notes payable to bank -- guaranteed represented a credit agreement entered into between AMF Bowling Centers and a bank under which up to $32,750 could be borrowed. An additional $25,000 could be borrowed from one or more additional financial institutions. Interest was payable at a rate equal to the lesser of the prime rate or the LIBOR rate plus .50% (6.23% at December 31, 1995). The notes were secured by certain tangible personal property of AMF Bowling Centers and were guaranteed by certain stockholders. The agreement also required AMF Bowling Centers to meet certain financial covenants, including maximum debt to equity ratios, minimum tangible net worth requirements and minimum earnings to charge ratios. At December 31, 1995, AMF Bowling Centers was in violation of certain requirements which were subsequently

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


waived by the bank through March 31, 1997. The notes payable were repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies.

     The mortgage and equipment notes were secured by first deeds of trust on various bowling centers. The notes generally required monthly payments and matured at various times through October 2008. Interest rates on these notes were generally fixed and ranged from 3% to 12%. The notes were repaid on or prior to April 30, 1996, except for one.

     The Industrial Development Bond was secured by a first deed of trust on one of the bowling centers. Interest on the bond was at a fluctuating rate based on the prime rate of the lending bank (6.947% at December 31, 1995). Monthly principal and interest payments were originally due through August 2001. The bond was repaid on or prior to April 30, 1996, pursuant to the purchase of the Combined Companies.

     AMF Bowling had an agreement with a bank under which up to $15,000 could be borrowed. This arrangement expired on April 30, 1996. There were no borrowings at December 31, 1995 under the agreement. Interest was payable monthly at the lower of the bank's prime rate or the adjusted LIBOR rate plus 0.50% (6.23% at December 31, 1995). This agreement required certain financial covenants to be met, including maximum debt to equity ratios, minimum tangible net worth requirements and minimum earnings to charge ratios.

     AMF Bowling had a $3,500 revolving credit line with a bank which was due to expire on June 30, 1996. No balance was outstanding at December 31, 1995. Interest on outstanding borrowings was payable quarterly at the lower of the bank's prime rate or the adjusted LIBOR rate plus 0.50% (6.23% at December 31, 1995). Under this line were two standby letters of credit with amounts outstanding at December 31, 1995 of $1,138, expiring on December 1, 1996, and of $12 expiring on August 19, 1996.

     The average amount outstanding under the various lines of credit was $21,807 during fiscal 1995. The maximum amount outstanding under these credit arrangements was $39,454 during fiscal 1995. The average interest rate on these credit arrangements was 6.43% during fiscal 1995.

     AMF Bowling had available a foreign exchange line of $5,000 and a letter of credit line of $1,000. No balances were outstanding at December 31, 1995. One standby letter of credit with an amount at December 31, 1995 of $535, which expired on January 18, 1996, and four import letters of credit totaling $142 were outstanding under these lines.


Note 8. Income Taxes

Income (loss) before income taxes consists of the following:



                                 Four Months
                                    Ended        Year Ended
                                  April 30,     December 31,
                                    1996            1995
                                ------------   -------------
      United States .........    $  (7,757)       $ 77,931
      Foreign ...............       (5,841)         30,933
                                 ---------        --------
                                 $ (13,598)       $108,864
                                 =========        ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


   The income tax benefit (provision) consists of the following:



                                          Four Months
                                             Ended        Year Ended
                                           April 30,     December 31,
                                             1996            1995
                                         ------------   -------------
      Current tax benefit (provision)
      U.S. federal ...................      $   --        $      --
      State and local ................         205           (1,065)
      Foreign ........................       1,940          (11,961)
                                            ------        ---------
      Total current ..................       2,145          (13,026)
                                            ------        ---------
      Deferred tax benefit (provision)
      U.S. federal ...................          --               --
      State and local ................          --               32
      Foreign ........................        (414)             896
                                            ------        ---------
      Total deferred .................        (414)             928
                                            ------        ---------
      Total benefit ..................      $1,731        $ (12,098)
                                            ======        =========

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:



                                                         April 30,     December 31,
                                                            1996           1995
                                                        -----------   -------------
      Deferred tax assets
      Current assets ................................    $    815       $  1,198
      Noncurrent assets .............................         799            799
                                                         --------       --------
      Total deferred tax assets .....................       1,614          1,997
                                                         --------       --------
      Deferred tax liabilities
      Noncurrent liabilities ........................      (1,429)        (1,998)
                                                         --------       --------
      Total deferred tax liabilities ................      (1,429)        (1,998)
                                                         --------       --------
      Net deferred tax assets (liabilities) .........    $    185       $     (1)
                                                         ========       ========

     The primary determination of the deferred tax assets are book accruals not deductible for tax purposes, such as the allowance for bad debts, inventory reserves and various other accruals. Deferred tax liabilities are a result of accelerated depreciation methods used for tax purposes.

     The benefit (provision) for income taxes differs from the amount computed by applying the statutory rate of 35% for the four months ended April 30, 1996 and the year ended December 31, 1995 to income (loss) before income taxes. The principal reasons for this difference are follows:



                                                       Four Months
                                                          Ended
                                                        April 30,        Year Ended
                                                          1996        December 31, 1995
                                                      ------------   ------------------
      Tax benefit (provision) at
        federal statutory rate ....................     $  4,759         $ (38,102)
      (Increase) decrease in rates resulting from:
        S Corporation election for U.S. federal tax
         purposes .................................       (4,759)           38,102
        State and local taxes .....................          205            (1,033)
        Foreign income taxes ......................        1,526           (11,065)
                                                        --------         ---------
        Total .....................................     $  1,731         $ (12,098)
                                                        ========         =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



     Pro forma provision for income taxes (unaudited)

     As a result of the Stock Purchase Agreement, the Combined Companies will no longer be treated as an S Corporation for income tax purposes in the United States and in certain state jurisdictions.

     Accordingly, the combined statements of operations include a pro forma adjustment for income taxes which would have been recorded if the Combined Companies had not been an S Corporation based on tax laws in effect during these periods. The pro forma adjustment was computed separately for each entity and then combined, except for purposes of computing the utilization of foreign tax credits related to the worldwide bowling center operations, the domestic and worldwide bowling center operations were considered in the aggregate.


     Pro forma tax benefit (provision) is as follows:



                                              Four Months
                                                 Ended           Year Ended
                                               April 30,        December 31,
                                                  1996              1995
                                            ---------------   ---------------
                                               (unaudited)       (unaudited)
      Current
      U.S. federal ......................    $      3,222      $    (26,404)
      State and local ...................             329            (3,491)
      Foreign ...........................           1,940           (11,961)
                                             ------------      ------------
      Total current .....................           5,491           (41,856)
                                             ------------      ------------
      Deferred
      U.S. federal ......................             (85)              317
      State and local ...................              73                27
      Foreign ...........................            (414)              896
                                             ------------      ------------
      Total deferred ....................            (426)            1,240
                                             ------------      ------------
      Total provision (benefit) .........    $      5,065      $    (40,616)
                                             ============      ============

     Temporary differences and carryforwards which give rise to pro forma deferred tax assets and liabilities at April 30, 1996 and December 31, 1995 are as follows:



                                                           April 30,        December 31,
                                                              1996              1995
                                                        ---------------   ---------------
                                                           (unaudited)       (unaudited)
      Deferred tax assets
      Current assets ................................    $      3,851      $      6,178
      Noncurrent assets .............................             192             7,124
                                                         ------------      ------------
      Total deferred tax assets .....................           4,043            13,302
                                                         ------------      ------------
      Deferred tax liabilities
      Noncurrent liabilities ........................          (6,170)           (2,707)
                                                         ------------      ------------
      Total deferred tax liabilities ................          (6,170)           (2,707)
                                                         ------------      ------------
      Net deferred tax (liabilities) assets .........    $     (2,127)     $     10,595
                                                         ============      ============

     Pro forma deferred income taxes relate primarily to timing differences between financial and income tax reporting for depreciation and certain accruals which are not currently deductible for income tax purposes.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


     A reconciliation of the Combined Companies' pro forma United States Income tax benefit (provision) computed by applying the statutory United States federal income tax rate of 35% to the Combined Companies' income (loss) before income taxes is presented in the following table:



                                                  Four Months
                                                     Ended            Year Ended
                                                   April 30,         December 31,
                                                      1996               1995
                                               -----------------   ---------------
                                                  (unaudited)         (unaudited)
      Tax benefit (provision) at federal
        statutory rate .....................     $     4,759        $    (38,102)
      (Increase) decrease in rates resulting
        from:
        State and local taxes, net .........             402              (2,272)
        Foreign income taxes ...............           1,526             (11,065)
        Foreign tax credits ................          (1,526)             11,065
        Other business credits .............              --                  --
        Nondeductible items ................             (91)               (171)
        Environmental tax ..................              --                (102)
        Other ..............................              (5)                 31
                                                 --------------     ------------
                                                 $     5,065        $    (40,616)
                                                 =============      ============

Note 9. Commitments and Contingencies

     Leases

     The Combined Companies lease certain facilities and equipment under operating leases which expire at various dates through 2011. These leases generally contain renewal options and require the Combined Companies to pay taxes, insurance, maintenance and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $293 for the four months ended April 30, 1996 and $1,517 for the year ended December 31, 1995.

     Future minimum rental payments under the operating lease agreements are as follows:



Period ending
December 31,
-------------------------------
  1996 (eight months) .........  $ 15,200
  1997 ........................    14,900
  1998 ........................    12,800
  1999 ........................    10,900
  2000 ........................     8,900
  Thereafter ..................    49,600
                                 --------
                                 $112,300
                                 ========

     Total rent expense under operating leases aggregated approximately $7,487 for the four months ended April 30, 1996 and $19,250 for the year ended December 31, 1995.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



     Litigation and claims

     AMF Bowling's Pins and Lanes division was the defendant in an administrative proceeding related to a labor dispute. This claim was resolved in favor of the division during 1995 and the related reserve of approximately $1,100 was reversed.

     AMF Bowling terminated its Korean distributorship agreement. The Korean distributor filed suit against the company in Korea seeking an injunction against AMF Bowling's Seoul Korea branch to prevent AMF Bowling from selling bowling and bowling related products in Korea. The Korean Court dismissed the suit on jurisdiction grounds subsequent to year-end. Such a decision is subject to an appeal.

     On January 10, 1996, the Korean distributor filed a second suit in the Supreme Court of the State of New York against AMF Bowling and AMF Bowling Centers. The suit alleges a number of complaints related to the conduct and termination of the Korean distributorship agreement and alleges that the defendants caused the Korean distributor's insolvency. The Korean distributor is seeking compensatory damages of at least $41,759 and punitive damages of at least $100,000 or ten times the amount of compensatory damages awarded, whichever is greater, under each of seven causes of action set forth in the suit.

     Management believes that the Korean distributorship agreement was properly terminated. Management intends to vigorously defend against this claim and believes the resolution of such claim will not have a significant effect on the Combined Companies' combined financial position or results of operations. Under terms of the sale agreement (Note 1), the current AMF shareholders have agreed to indemnify the buyers for any loss related to this litigation.

     On March 5, 1996, the defendant in an action entitled Northland Bowl and Sports Center, Inc. and Recreation Associates, II v. Golden Giant, Inc., d/b/a Golden Giant Building System, Court of Common Pleas, Centre County, Pa. (Index No. 96-75), asserted a third-party claim against AMF Bowling and other parties. Defendant, Golden Giant, a construction company, was previously named as defendant by a bowling center (not owned or operated by the Combined Companies) in connection with the collapse of the center's roof in early 1994. Golden Giant has now named AMF Bowling, charging it with negligence and breach of implied warranty for installing scoring monitors (four years before the roof collapsed) on a portion of the building that allegedly could not adequately support the additional weight of the equipment. The bowling center plaintiff claims total damages in amounts exceeding $3,500, and Golden Giant asserts that, if plaintiff is entitled to any recovery, it should be in whole or part against AMF Bowling.

     AMF Bowling is involved in two patent infringement suits. The plaintiff in the first case, a competitor of AMF Bowling's Century division, obtained a summary judgment on the issue of liability in December 1994. The court recently issued an order which will permit AMF to appeal. The plaintiff claims damages in the range of $3,000 to $9,000. A trial on damages will not occur unless and until the liability issue is resolved against AMF Bowling. Management intends to vigorously contest the claim and believes the resolution of such claim will not have a significant effect on the Combined Companies' combined financial position or results of operations.

     The second patent infringement suit relates to AMF Bowling's Pins and Lanes division. Management has settled this claim for $250 during the four months ended April 30, 1996.

     AMF Bowling Centers and AMF Bowling are defendants in a wrongful death suit related to an employee. The employee's estate is seeking compensatory damages up to $3,000 plus $3,000 in punitive damages. However, the plaintiff's counsel has verbally offered to settle the case for $350. Management expects to vigorously contest the claim and believes the resolution of such claim will not have a significant effect on the Combined Companies' combined financial position or results of operations.

     In addition, the Combined Companies are involved in certain other lawsuits and claims arising out of normal business operations. The majority of these relate to accidents at the Combined Companies' bowling centers. Management believes that the ultimate resolution of such matters will not materially affect the Combined Companies' results of operations or financial position.

     While the ultimate outcome of the litigation and claims against the Combined Companies cannot presently be determined, management believes the Combined Companies have made adequate provision for possible losses. At April 30, 1996

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


and December 31, 1995, the Combined Companies had recorded reserves aggregating approximately $2,900 and $2,800, respectively for litigation and claims.


Note 10. Employee Benefit Plans and Bonus

     The Combined Companies have a defined contribution 401(k) plan to which domestic employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Combined Companies can, at their option, match a discretionary percentage of employee contributions and make an additional contribution as determined by their Board of Directors. Contributions vest 100% after a five-year period. The amounts charged to expense under this plan were approximately $410 for the four months ended April 30, 1996 and $1,122 for the year ended December 31, 1995.

     One of the Combined Companies has a Stock Performance Plan (the "Plan") for certain key employees. Under the terms of the Plan, eligible employees earn Stock Performance Units as a result of the Company meeting certain operating performance conditions, as defined by the Plan, relating to (1) sales, (2) cash flow and (3) operating results. Benefits under the Plan vest over a five-year period and will be paid in installments over a ten-year period without interest (or less if specified by the Company's Board of Directors) upon the termination of an eligible employee. The Plan can be terminated or amended at any time by the Company's Board of Directors. The amount charged to expense under this plan was approximately $1,479 for the four months ended April 30, 1996 and $622 for the year ended December 31, 1995. The agreement contains a provision which would accelerate the payout of the benefits from ten years to five years upon a change-of-control event and would require that interest be paid on the unpaid balance. On April 30, 1996, the Combined Companies made payments of $3,085 related to these plans and the plans were terminated.

     Certain of the Combined Companies' foreign operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee and employer funding. Each company has provided pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $291 for the four months ended April 30, 1996 and $806 for the year ended December 31, 1995.

     On April 30, 1996, the Combined Companies paid bonuses and special payments to employees, former employees and former directors of $43,760 in recognition of their services.


Note 11. Supplemental Disclosures to the Combined Statements of Cash Flows



                                                           Four Months
                                                              Ended        Year Ended
                                                            April 30,     December 31,
                                                              1996            1995
                                                          ------------   -------------
      Cash paid during the year for:
        Interest ......................................     $ 12,862        $ 5,909
        Income taxes ..................................     $  5,359        $16,922
      Noncash capital contribution by the stockholders:
        Debt forgiveness ..............................     $163,184        $    --

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 12. Business Segments

     The Combined Companies operate in two major lines of business: operation of bowling centers and manufacturing of bowling and related products. Information concerning operations in these business segments for the four months ended April 30, 1996 and the year ended December 31, 1995 and identifiable assets at April 30, 1996 and December 31, 1995 are presented below:



                                              Four Months
                                                 Ended        Year Ended
                                               April 30,     December 31,
                                                 1996            1995
                                             ------------   -------------
      Revenues from unaffiliated customers
        Bowling centers
         Domestic ........................    $  75,000      $ 192,400
         International ...................       33,500         99,900
        Manufacturing ....................       56,400        272,600
                                              ---------      ---------
                                              $ 164,900      $ 564,900
                                              =========      =========
      Intersegment sales
        Bowling centers
         Domestic ........................    $      --      $      --
         International ...................           --             --
        Manufacturing ....................        4,600         13,900
                                              ---------      ---------
                                              $   4,600      $  13,900
                                              =========      =========
      Operating (loss) income
      Intersegment sales
        Bowling centers
         Domestic ........................    $   3,600      $  26,500
         International ...................       (2,500)        23,700
        Manufacturing ....................       (9,600)        75,700
                                              ---------      ---------
        Eliminations .....................         (500)        (1,500)
                                              ---------      ---------
                                              $  (9,000)     $ 124,400
                                              =========      =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)




                                                Four Months
                                                   Ended         Year Ended
                                                 April 30,      December 31,
                                                   1996             1995
                                              --------------   -------------
      Identifiable assets
        Bowling centers
         Domestic .........................     $  218,300       $ 224,500
         International ....................         65,400          64,600
        Manufacturing .....................        101,500         119,800
        Eliminations ......................     $  (10,000)      $  (8,500)
                                                ----------       ---------
                                                $  375,200       $ 400,400
                                                ==========       =========
      Depreciation and amortization expense
        Bowling centers
         Domestic .........................     $   11,800       $  29,100
         International ....................          2,500           7,500
        Manufacturing .....................          1,200           3,600
        Eliminations ......................           (400)         (1,000)
                                                ----------       ---------
                                                $   15,100       $  39,200
                                                ==========       =========
      Capital expenditures
        Bowling centers
         Domestic .........................     $    5,100       $  17,800
         International ....................          2,300          10,200
        Manufacturing .....................            400           4,500
        Eliminations ......................           (900)         (2,500)
                                                ----------       ---------
                                                $    6,900       $  30,000
                                                ==========       =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 13. Geographic Segments

     Information about the Combined Companies' operations in different geographic areas for the four months ended April 30, 1996 and the year ended December 31, 1995 and identifiable assets at April 30, 1996 and December 31, 1995 are presented below:



                                              Four Months
                                                 Ended        Year Ended
                                               April 30,     December 31,
                                                 1996            1995
                                             ------------   -------------
      Net operating revenue:
        United States ....................     $103,800       $ 371,400
        Japan ............................       13,700          50,300
        Hong Kong ........................       14,000          40,800
        Korea ............................        5,800           6,000
        Australia ........................       14,700          47,100
        United Kingdom ...................        7,300          26,100
        Mexico ...........................        2,100           7,800
        Sweden ...........................        1,200          10,000
        Canada ...........................          300             600
        Spain ............................        1,000           2,700
        Other European countries .........        5,200          16,000
        China ............................          400              --
        Eliminations .....................       (4,600)        (13,900)
                                               --------       ---------
                                               $164,900       $ 564,900
                                               ========       =========

     Net operating revenues for the United States manufacturing operation has been reduced by approximately $21,500 for the four months ended April 30, 1996 and $61,000 for the year ended December 31, 1995 to reflect the elimination of intercompany sales between the domestic manufacturing operation and the manufacturing foreign sales and service branches.



                                              Four Months
                                                 Ended        Year Ended
                                               April 30,     December 31,
                                                 1996            1995
                                             ------------   -------------
      Operating (loss) income:
        United States ....................     $ (2,900)      $ 92,200
        Japan ............................       (1,400)         8,800
        Hong Kong ........................          800          6,200
        Korea ............................         (300)        (1,200)
        Australia ........................       (1,300)        13,300
        United Kingdom ...................       (1,100)         2,400
        Mexico ...........................         (200)         1,500
        Sweden ...........................         (500)         1,500
        Canada ...........................           --             --
        Spain ............................         (100)          (100)
        Other European countries .........       (1,300)         1,300
        China ............................         (200)            --
        Eliminations .....................         (500)        (1,500)
                                               --------       --------
                                               $ (9,000)      $124,400
                                               ========       ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


     Operating (loss) income for the United States manufacturing operation has been reduced by approximately $1,300 for the four months ended April 30, 1996 and $900 for the year ended December 31, 1995 to reflect the elimination of intercompany gross profit between the domestic manufacturing operation and the manufacturing foreign sales and service branches.



                                              April 30,     December 31,
                                                 1996           1995
                                             -----------   -------------
      Identifiable assets:
        United States ....................    $ 290,400      $311,300
        Japan ............................       17,200        22,100
        Hong Kong ........................        7,700         8,500
        Korea ............................        4,500         2,900
        Australia ........................       34,800        31,600
        United Kingdom ...................       12,200        11,800
        Mexico ...........................        5,100         4,500
        Sweden ...........................        2,200         2,600
        Canada ...........................          900         1,200
        Spain ............................          200         2,000
        Other European countries .........        7,700         8,400
        China ............................        2,300         2,000
        Eliminations .....................      (10,000)       (8,500)
                                              ---------      --------
                                              $ 375,200      $400,400
                                              =========      ========

     Identifiable assets for the foreign sales and service branches have been reduced by approximately $5,700 at April 30, 1996 and $4,400 at December 31, 1995 to reflect the elimination of intercompany gross profit in inventory between the domestic manufacturing operations and the manufacturing foreign sales and service branches.


Note 14. Business Combinations
     Fair Lanes, Inc. ("Fair Lanes") operated 106 bowling centers in the United States and Puerto Rico. On June 22, 1994, Fair Lanes and its parent Fair Lanes Entertainment, Inc. ("FLE"), each filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11"). Fair Lanes' operating subsidiaries did not file for Chapter 11 protection. At the time of filing, liabilities subject to compromise consisted of Fair Lanes' $138,000 senior secured notes, which were publicly traded, and FLE's debt in the form of $48,000 variable rate and zero coupon notes (these notes were also publicly traded). The Bankruptcy Court approved the plan of reorganization effective September 29, 1994 whereby the holders of FLE's $48,000 of notes received approximately 6% of Fair Lanes' equity and the holders of Fair Lanes' $138,000 of notes received approximatey 94% of Fair Lanes' equity and $90,350 of new 9.5% notes. The former Fair Lanes' equityholders' interests were eliminated as a result of the reorganization. Through September 29, 1994, AMF's shareholders had purchased old Fair Lanes' and FLE's notes which resulted in the AMF shareholders obtaining approximately 56% of the voting shares of Fair Lanes. One other shareholder held approximately 35% of the new stock and the remaining 9% was held by other shareholders. The AMF shareholders were able to acquire the shares held by the 35% shareholder on January 7, 1996 and an additional 2% of the shares from other shareholders in open market purchases. On February 7, 1996, the AMF shareholders affected a cash merger and bought out the remaining shareholders.

     The Fair Lanes' acquisition was accounted for as a purchase. As a result of the relatively short acquisition period and the fact that the minority shareholders' interest was not affected for losses during the acquisition period, the combined financial statements include the results of operations for period subsequent to September 29, 1994.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


   The assets acquired and liabilities assumed were recorded at their estimated fair value as follows:

  Current assets .................  $    3,059
  Property and equipment .........     141,785
  Other assets ...................      12,643
  Current liabilities ............     (22,672)
  Long-term liabilities ..........    (116,174)
                                    ----------
  Purchase price .................  $   18,641
                                    ==========

Note 15. Stockholders' Equity



                                                      April 30, 1996
                                          --------------------------------------
                                                          Issued and     Common
                                           Authorized     Outstanding     Stock
                                          ------------ ---------------- --------
AMF Bowling, Inc ........................     10,000          950.6689    $  1
AMF Bowling Centers, Inc. ...............     15,000        9,485.1000       9
AMF Beverage Company of
 Oregon, Inc. ...........................     10,000           94.8510      --
King Louie Lenexa, Inc. .................     30,000           94.8510      --
AMF Catering Services Pty Ltd. ..........    100,000      100,000.0000      82
AMF Bowling Centers (Aust)
 International, Inc. ....................     10,000          948.5100       1
AMF Bowling Centers (Canada)
 International, Inc. ....................     10,000          948.5100       1
AMF BCO -- France One, Inc. .............     10,000        1,000.0000       1
AMF BCO -- France Two, Inc. .............     10,000        1,000.0000       1
AMF Bowling Centers (Hong Kong)
 International, Inc. ....................     10,000          948.5100       1
AMF Bowling Centers International,
 Inc. --  Japan .........................     10,000        9,485.1000      10
AMF Bowling Mexico Holding, Inc.               1,000           75.6972     322
Boliches AMF Inc. .......................     10,000          100.0000       1
AMF Bowling Centers II
 Inc. -- Switzerland ....................                                   --
AMF BCO -- U.K. One, Inc. ...............     10,000          100.0000       1
AMF BCO -- U.K. Two, Inc. ...............     10,000          100.0000       1
AMF BCO -- China, Inc. ..................     10,000        1,000.0000       1
AMF Bowling Centers China, Inc. .........     10,000        1,000.0000       1
Bush River Corporation ..................    100,000       18,895.1919      20
Eliminations ............................         --               --       --
                                                                          ----
Totals ..................................                                 $454
                                                                          ====



                                                                 April 30, 1996
                                          ------------------------------------------------------------
                                                                     Equity
                                                                   Adjustment
                                                                  from Foreign               Total
                                            Paid in    Retained     Currency             Stockholders'
                                            Capital    Earnings    Translation   Other      Equity
                                          ----------- ---------- -------------- ------- --------------
AMF Bowling, Inc ........................  $ 51,778    $ 15,639     $   593       $--      $ 68,011
AMF Bowling Centers, Inc. ...............   183,780       8,825          --        --       192,614
AMF Beverage Company of
 Oregon, Inc. ...........................        --          --          --        --            --
King Louie Lenexa, Inc. .................        --          --          --        --            --
AMF Catering Services Pty Ltd. ..........        --          --          --        --            82
AMF Bowling Centers (Aust)
 International, Inc. ....................       492      24,327       1,645        --        26,465
AMF Bowling Centers (Canada)
 International, Inc. ....................     2,109      (1,238)         85        --           957
AMF BCO -- France One, Inc. .............       220         533         (93)       --           661
AMF BCO -- France Two, Inc. .............       595       1,440        (250)       --         1,786
AMF Bowling Centers (Hong Kong)
 International, Inc. ....................       532       2,175          --        --         2,708
AMF Bowling Centers International,
 Inc. --  Japan .........................     1,210       4,446         505        --         6,171
AMF Bowling Mexico Holding, Inc.              1,856       2,563      (3,056)       --         1,685
Boliches AMF Inc. .......................       493         682        (814)       --           362
AMF Bowling Centers II
 Inc. -- Switzerland ....................        --         205         171        --           376
AMF BCO -- U.K. One, Inc. ...............     1,597        (350)        (86)       --         1,162
AMF BCO -- U.K. Two, Inc. ...............     4,357        (956)       (235)       --         3,167
AMF BCO -- China, Inc. ..................       577        (159)         (4)       --           415
AMF Bowling Centers China, Inc. .........     2,174        (600)        (13)       --         1,562
Bush River Corporation ..................        --          --          --        --            20
Eliminations ............................        --      (5,230)         --        --        (5,230)
                                           --------    --------     ---------     ---      --------
Totals ..................................  $251,770    $ 52,302     $(1,552)      $--      $302,974
                                           ========    ========     =========     ===      ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)




                                              December 31, 1995
                               -----------------------------------------------
                                               Issued and    Common   Paid in
                                Authorized    Outstanding     Stock   Capital
                               ------------ --------------- -------- ---------
AMF Bowling, Inc .............     10,000      950.6689      $    1   $28,213
AMF Bowling Centers,
 Inc. ........................     15,000    9,485.1000           9    29,122
AMF Beverage Company
 of Oregon, Inc. .............     10,000       94.8510          --        --
King Louie Lenexa, Inc. ......     30,000       94.8510          --        --
AMF Bowling Centers
 (Aust) International, Inc.        10,000      948.5100           1       492
AMF Bowling Centers
 (Canada) International,
 Inc. ........................     10,000      948.5100           1     2,109
AMF BCO -- France One,
 Inc. ........................     10,000    1,000.0000           1        31
AMF BCO -- France Two,
 Inc. ........................     10,000    1,000.0000           1        83
AMF Bowling Centers
 (Hong Kong)
 International, Inc. .........     10,000      948.5100           1        57
AMF Bowling Centers
 International, Inc. --
 Japan .......................     10,000    9,485.1000          10       156
AMF Bowling Mexico
 Holding, Inc. ...............      1,000       75.6972       1,507       226
Boliches AMF Inc. ............     10,000      100.0000           1        60
AMF Bowling Centers II
 Inc. -- Switzerland .........      1,000      100.0000           1        --
AMF BCO -- U.K. One,
 Inc. ........................     10,000      100.0000           1       129
AMF BCO -- U.K. Two,
 Inc. ........................     10,000      100.0000           1       352
AMF BCO -- China, Inc. .......     10,000    1,000.0000           1       577
AMF Bowling Centers
 China, Inc. .................     10,000    1,000.0000           1     2,174
Bush River Corporation .......    100,000   18,895.1919          --        --
Eliminations .................         --           --           --        --
                                                             ------   -------
Totals .......................                               $1,538   $63,781
                                                             ======   =======



                                                  December 31, 1995
                               --------------------------------------------------------
                                                               Notes
                                                            Receivable        Total
                                 Retained      Deferred        Stock      Stockholders'
                                 Earnings    Translation   Subscription      Equity
                               ------------ ------------- -------------- --------------
AMF Bowling, Inc .............   $ 54,463     $   593     $    --           $ 83,270
AMF Bowling Centers,
 Inc. ........................     13,436         --         (726)            41,841
AMF Beverage Company
 of Oregon, Inc. .............        382         --           --                382
King Louie Lenexa, Inc. ......        859         --           --                859
AMF Bowling Centers
 (Aust) International, Inc.        25,251        (74)        (503)            25,167
AMF Bowling Centers
 (Canada) International,
 Inc. ........................     (1,286)        85           --                909
AMF BCO -- France One,
 Inc. ........................        681        (44)          --                669
AMF BCO -- France Two,
 Inc. ........................      1,842       (119)          --              1,807
AMF Bowling Centers
 (Hong Kong)
 International, Inc. .........      2,420         --          (62)             2,416
AMF Bowling Centers
 International, Inc. --
 Japan .......................      4,285        611         (170)             4,892
AMF Bowling Mexico
 Holding, Inc. ...............      2,753     (3,258)          --              1,228
Boliches AMF Inc. ............        814       (815)          --                 60
AMF Bowling Centers II
 Inc. -- Switzerland .........        617         61           --                679
AMF BCO -- U.K. One,
 Inc. ........................       (186)      (113)          --               (169)
AMF BCO -- U.K. Two,
 Inc. ........................       (509)      (310)          --               (466)
AMF BCO -- China, Inc. .......        (97)        (4)          --                477
AMF Bowling Centers
 China, Inc. .................       (367)       (13)          --              1,795
Bush River Corporation .......        230         --           --                230
Eliminations .................     (4,508)        --           --             (4,508)
                                 --------     -------     -------           --------
Totals .......................   $101,080    $(3,400)     $(1,461)          $161,538
                                 ========     =======     =======           ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 16. Condensed Consolidated Financial Statements

     On February 16, 1996, the stockholders of the Combined Companies executed a Stock Purchase Agreement, subject to certain closing conditions, to sell the stock and certain assets of the individual companies to AMF Group Holdings, Inc., through its subsidiaries. On May 1, 1996, the sale transaction was completed.

     In conjunction with the acquisition of the Combined Companies, AMF Bowling Worldwide, Inc. (formerly AMF Group Inc.), a subsidiary of AMF Group Holdings, Inc., issued Senior Subordinated Notes and Senior Subordinated Discount Notes on March 21, 1996. On May 1, 1996, AMF Bowling Worldwide, Inc. executed a bank credit agreement and certain additional subsidiaries of AMF Bowling Worldwide, Inc. became guarantors of the Senior Subordinated Notes and the Senior Subordinated Discount Notes. These financing arrangements provide for guarantees by the following companies which became indirect subsidiaries of AMF Bowling Worldwide, Inc., which is the borrower and issuer of the notes evidencing such indebtedness. Guarantor companies include the following:

     o AMF Bowling Centers, Inc.

     o Bush River Corporation

     o King Louie Lenexa, Inc.

     o AMF Beverage Company of Oregon, Inc.

     o AMF Bowling, Inc.

     o AMF Bowling Centers (Aust) International Inc.

     o AMF Bowling Centers (Canada) International Inc.

     o AMF BCO -- France One, Inc.

     o AMF BCO -- France Two, Inc.

     o AMF Bowling Centers (Hong Kong) International Inc.

     o AMF Bowling Centers International Inc. -- Japan

     o AMF Bowling Mexico Holding, Inc.

     o Boliches AMF, Inc.

     o AMF BCO -- U.K. One, Inc.

     o AMF BCO -- U.K. Two, Inc.

     o AMF BCO -- China, Inc.

     o AMF Bowling Centers China, Inc.

     Included with the guarantor companies at April 30, 1996 are AMF Bowling Centers Switzerland Inc. and AMF Bowling Centers Spain Inc., newly formed subsidiaries of AMF Bowling Worldwide, Inc., which, respectively, purchased assets of one bowling center and two bowling centers from AMF Bowling Centers II, Inc. (Switzerland) and AMF Bowling S.A., former Subsidiary of AMF Bowling Mexico Holdings, Inc.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)


     Included with the guarantor companies at December 31, 1995 is AMF Bowling Centers II, Inc. (Switzerland) which sold assets of one bowling center, as discussed above, to a newly formed subsidiary of AMF Bowling Worldwide, Inc., which became a guarantor.

     Non-guarantor companies at April 30, 1996 include the following foreign subsidiaries of certain guarantor companies:

     o AMF Bowling (Unlimited)

     o Worthington North Properties Limited

     o AMF Bowling France SNC

     o AMF Bowling de Paris SNC

     o AMF Bowling de Lyon La Part Dieu SNC

     o Boliches y Compania

     o Operadora Mexicana de Boliches, S.A.

     o Promotora de Boliches, S.A. de C.V.

     o Immeubles Obispado, S.A.

     o Immeubles Minerva, S.A.

     o Boliches Mexicano, S.A.

     o AMF Bowling Centers (China) Company

     o AMF Garden Hotel Bowling Center Company

     Included in the non-guarantor companies at December 31, 1995 is AMF Bowling S.A. which sold assets of two bowling centers in Spain to a newly formed subsidiary of AMF Bowling Worldwide, Inc., which became a guarantor company.

     The following condensed combining information presents:

   o Condensed combining balance sheets as of April 30, 1996 and December 31, 1995 and the related condensed combining statements of operations and of cash flows for the four months ended April 30, 1996 and the year ended December 31, 1995.

     o Elimination entries necessary to combine the entities comprising the Combined Companies.

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                       Condensed Combining Balance Sheets
                       Four Months Ended April 30, 1996



                                                                             Non-
                                                            Guarantor     Guarantor                       Combined
                                                            Companies     Companies     Eliminations      Companies
                                                           -----------   -----------   --------------   ------------
                         ASSETS
Current assets:
 Cash and cash equivalents .............................    $ 18,628      $  3,285       $      --        $ 21,913
 Accounts and notes receivable, net of allowance for
   doubtful accounts ...................................      32,316         1,571              --          33,887
 Accounts and notes receivable -- affiliates ...........       2,463           380          (2,677)            166
 Inventories ...........................................      41,831         1,465              --          43,296
 Prepaid expenses and other ............................       4,856         1,257              --           6,113
                                                            --------      --------       ---------        --------
    Total current assets ...............................     100,094         7,958          (2,677)        105,375
Property and equipment, net ............................     241,968        10,518            (942)        251,544
Investment in subsidiaries .............................      10,643            --         (10,643)             --
Other assets ...........................................      17,399           931              --          18,330
                                                            --------      --------       ---------        --------
    Total assets .......................................    $370,104      $ 19,407       $ (14,262)       $375,249
                                                            ========      ========       =========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ......................................    $ 21,760      $  1,910       $      --        $ 23,670
 Book overdrafts .......................................       5,724            --              --           5,724
 Accrued expenses and deposits .........................      32,185         2,731              --          34,916
 Accounts and notes payable -- affiliates ..............          14         2,663          (2,677)             --
 Long-term debt, current portion .......................          10            --              --              10
 Income taxes payable ..................................       1,078           679              --           1,757
                                                            --------      --------       ---------        --------
    Total current liabilities ..........................      60,771         7,983          (2,677)         66,077
Long-term debt .........................................       1,958            --              --           1,958
Other liabilities ......................................       2,811            --              --           2,811
Deferred income taxes ..................................         648           781              --           1,429
                                                            --------      --------       ---------        --------
    Total liabilities ..................................      66,188         8,764          (2,677)         72,275
                                                            --------      --------       ---------        --------
Commitments and contingencies
Stockholders' equity:
 Common stock ..........................................         454         3,940          (3,940)            454
 Paid-in capital .......................................     251,770         5,003          (5,003)        251,770
 Retained earnings .....................................      53,244         6,247          (7,189)         52,302
 Equity adjustment from foreign currency
 translation ...........................................      (1,552)       (4,547)          4,547          (1,552)
                                                            --------      --------       ---------        --------
    Total stockholders' equity .........................     303,916        10,643         (11,585)        302,974
                                                            --------      --------       ---------        --------
    Total liabilities and stockholders' equity .........    $370,104      $ 19,407       $ (14,262)       $375,249
                                                            ========      ========       =========        ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                      Condensed Combining Balance Sheets
                         Year Ended December 31, 1995



                                                                                   Non-
                                                                  Guarantor     Guarantor                       Combined
                                                                  Companies     Companies     Eliminations      Companies
                                                                 -----------   -----------   --------------   ------------
                          ASSETS
Current assets:
 Cash and cash equivalents ...................................    $  8,843      $    889       $      --        $  9,732
 Accounts and notes receivable, net of allowance for
   doubtful accounts .........................................      37,499         1,527              --          39,026
 Accounts and notes receivable -- affiliates .................       4,477         7,465          (7,963)          3,979
 Inventories .................................................      38,042         1,779              --          39,821
 Prepaid expenses and other ..................................       3,944         1,238              --           5,182
                                                                  --------      --------       ---------        --------
    Total current assets .....................................      92,805        12,898          (7,963)         97,740
Notes receivable -- affiliates ...............................      22,941            --              --          22,941
Property and equipment, net ..................................     250,637        10,582          (1,495)        259,724
Other assets .................................................      29,869           822         (10,718)         19,973
                                                                  --------      --------       ---------        --------
    Total assets .............................................    $396,252      $ 24,302       $ (20,176)       $400,378
                                                                  ========      ========       =========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ............................................    $ 22,313      $  1,403       $     (75)       $ 23,641
 Book overdrafts .............................................       2,362            --              --           2,362
 Accrued expenses and deposits ...............................      28,203         2,125              --          30,328
 Accounts and notes payable -- affiliates ....................       1,821         7,033          (6,865)          1,989
 Long-term debt, current portion .............................       1,084            --              --           1,084
 Income taxes payable ........................................       5,930         1,199              --           7,129
                                                                  --------      --------       ---------        --------
    Total current liabilities ................................      61,713        11,760          (6,940)         66,533
Long-term debt ...............................................      19,550            --              --          19,550
Notes payable -- affiliates ..................................     146,639         1,076            (988)        146,727
Other liabilities ............................................       5,282           748              --           6,030
                                                                  --------      --------       ---------        --------
    Total liabilities ........................................     233,184        13,584          (7,928)        238,840
                                                                  --------      --------       ---------        --------
Commitments and contingencies (Note 9)
Stockholders' equity:
 Common stock ................................................       1,538         3,941          (3,941)          1,538
 Paid-in capital .............................................      63,781         4,153          (4,153)         63,781
 Retained earnings ...........................................     102,610         7,300          (8,830)        101,080
 Equity adjustment from foreign currency translation .........      (3,400)       (4,676)          4,676          (3,400)
 Notes receivable stock subscription .........................      (1,461)           --              --          (1,461)
                                                                  --------      --------       ---------        --------
    Total stockholders' equity ...............................     163,068        10,718         (12,248)        161,538
                                                                  --------      --------       ---------        --------
    Total liabilities and stockholders' equity ...............    $396,252      $ 24,302       $ (20,176)       $400,378
                                                                  ========      ========       =========        ========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                 Condensed Combining Statements of Operations
                       Four Months Ended April 30, 1996



                                                                                    Non-
                                                                 Guarantor       Guarantor                        Combined
                                                                 Companies       Companies      Eliminations      Companies
                                                               -------------   -------------   --------------   ------------
Operating revenue:
 Sales of products and services ............................     $ 154,500       $10,731           $ (860)       $ 164,371
 Revenue from operating lease activities ...................           323           250               --              573
                                                                 ---------        -------          ------        ---------
    Total operating revenues ...............................       154,823        10,981             (860)         164,944
                                                                 ---------        -------          ------        ---------
Operating expenses:
 Cost of goods sold, excluding depreciation of $791.........        42,242         1,445             (569)          43,118
 Bowling center operations .................................        71,289         8,985             (118)          80,156
 Selling, general and administrative .......................        34,875           682               --           35,557
 Depreciation and amortization .............................        14,380           802              (85)          15,097
                                                                 ---------        -------          ------        ---------
    Total operating expenses ...............................       162,786        11,914             (772)         173,928
                                                                 ---------        -------          ------        ---------
    Operating loss .........................................        (7,963)         (933)             (88)          (8,984)
Nonoperating income (expenses):
 Interest expense ..........................................        (4,501)           (3)              --           (4,504)
 Other expenses, net .......................................          (634)          (58)              --             (692)
 Interest income ...........................................           574            37               --              611
 Equity in earnings of subsidiaries ........................          (707)           --              707               --
 Foreign currency transaction gain (loss) ..................          (179)          150               --              (29)
                                                                 ---------        --------         ------        ---------
Loss before income taxes ...................................       (13,410)         (807)             619          (13,598)
Income tax benefit .........................................         1,631           100               --            1,731
                                                                 ---------        --------         ------        ---------
    Net loss ...............................................     $ (11,779)       $ (707)          $  619        $ (11,867)
                                                                 =========        ========         ======        =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                 Condensed Combining Statements of Operations
                         Year Ended December 31, 1995



                                                                              Non-
                                                             Guarantor     Guarantor                       Combined
                                                             Companies     Companies     Eliminations      Companies
                                                            -----------   -----------   --------------   ------------
Operating revenues:
 Sales of products and services .........................    $ 532,349      $34,197        $ (2,548)      $ 563,998
 Revenue from operating lease activities ................          926           --              --             926
                                                             ---------      -------        --------       ---------
    Total operating revenues ............................      533,275       34,197          (2,548)        564,924
                                                             ---------      -------        --------       ---------
Operating expenses:
 Cost of sales, excluding depreciation of $2,531.........      180,980        4,730          (1,581)        184,129
 Bowling center operations ..............................      149,535       16,930              --         166,465
 Selling, general and administrative ....................       47,218        4,046            (486)         50,778
 Depreciation and amortization ..........................       36,723        2,650            (234)         39,139
                                                             ---------      -------        --------       ---------
    Total operating expenses ............................      414,456       28,356          (2,301)        440,511
                                                             ---------      -------        --------       ---------
    Operating income ....................................      118,819        5,841            (247)        124,413
Nonoperating income (expenses):
 Interest expense .......................................      (15,569)        (142)             --         (15,711)
 Other expenses, net ....................................         (600)        (443)             --          (1,043)
 Interest income ........................................        1,837          347              --           2,184
 Equity in earnings of subsidiaries .....................        3,444           --          (3,444)             --
 Foreign currency transaction loss ......................         (465)        (514)             --            (979)
                                                             ---------      -------        --------       ---------
Income before income taxes ..............................      107,466        5,089          (3,691)        108,864
Income tax expense ......................................       10,453        1,645              --          12,098
                                                             ---------      -------        --------       ---------
    Net income ..........................................    $  97,013      $ 3,444        $ (3,691)      $  96,766
                                                             =========      =======        ========       =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                 Condensed Combining Statements of Cash Flows
                       Four Months Ended April 30, 1996



                                                                                  Non-
                                                                Guarantor      Guarantor                        Combined
                                                                Companies      Companies     Eliminations      Companies
                                                              -------------   -----------   --------------   -------------
Cash flows from operating activities:
 Net loss .................................................     $ (11,072)     $   (707)       $    (88)       $ (11,867)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ..........................        14,380           802             (85)          15,097
   Deferred income taxes ..................................           435           (21)             --              414
   Equity in earnings of subsidiaries .....................          (707)           --             707               --
   Change in assets and liabilities:
    Accounts and notes receivable, net ....................         4,821           (37)             --            4,784
    Receivables and payables -- affiliates ................           593           942              --            1,535
    Inventories ...........................................        (3,655)           24              --           (3,631)
    Other assets and liabilities ..........................        (3,476)          (34)            837           (2,673)
    Accounts payable and accrued expenses .................         7,634         1,079              --            8,713
    Income taxes payable ..................................        (5,442)         (303)             --           (5,745)
                                                                ---------      --------        --------        ---------
    Net cash provided by operating activities .............         3,511         1,745           1,371            6,627
                                                                ---------      --------        --------        ---------
Cash flows from investing activities:
 Purchase of property and equipment .......................        (6,046)       (1,001)            173           (6,874)
 Other ....................................................         2,989            --              --            2,989
                                                                ---------      --------        --------        ---------
    Net cash used for investing activities ................        (3,057)       (1,001)            173           (3,885)
                                                                ---------      --------        --------        ---------
Cash flows from financing activities:
 Distributions to stockholders ............................       (36,721)         (622)            622          (36,721)
 Payment of long-term debt ................................        (3,812)           --              --           (3,812)
 Proceeds from notes payable -- stockholders, net .........         1,236            --              --            1,236
 Capital contributions by stockholders ....................        24,805         2,252          (2,252)          24,805
 Collection of notes receivable -- affiliates .............        19,408            --              --           19,408
 Other ....................................................         3,902            --              86            3,988
                                                                ---------      --------        --------        ---------
    Net cash provided by financing activities .............         8,818         1,630          (1,544)           8,904
    Effect of exchange rates on cash and cash
     equivalents ..........................................           330           205              --              535
                                                                ---------      --------        --------        ---------
Net increase in cash and cash equivalents .................         9,602         2,579              --           12,181
Cash and cash equivalents at beginning of period ..........         9,026           706              --            9,732
                                                                ---------      --------        --------        ---------
Cash and cash equivalents at end of period ................     $  18,628      $  3,285        $     --        $  21,913
                                                                =========      ========        ========        =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



                 Condensed Combining Statements of Cash Flows
                         Year Ended December 31, 1995



                                                                                      Non-
                                                                    Guarantor      Guarantor                       Combined
                                                                    Companies      Companies     Eliminations      Companies
                                                                 --------------   -----------   --------------   ------------
Cash flows from operating activities:
 Net income ..................................................     $ 97,013        $  3,444        $ (3,691)      $  96,766
 Adjustments to reconcile net income to net cash
   provided by operating activities: .........................
   Equity in earnings of subsidiaries ........................       (3,444)             --           3,444              --
   Dividends from non-guarantor companies ....................        3,133              --          (3,133)             --
   Depreciation and amortization .............................       36,661           2,682            (204)         39,139
 Deferred income taxes .......................................          215          (1,045)             --            (830)
 Loss on sale of property and equipment, net .................          567              --              --             567
    Change in assets and liabilities, net of effects from
     companies acquired:
     Accounts and notes receivable, net ......................       11,864          (1,234)             --          10,630
     Receivables and payables--affiliates ....................        7,262          (1,115)             --           6,147
     Inventories .............................................       (5,596)           (400)             --          (5,996)
     Other assets and liabilities ............................       (2,484)           (369)          2,752            (101)
     Accounts payable and accrued expenses ...................      (19,187)            446              --         (18,741)
     Income taxes payable ....................................       (2,039)           (791)             --          (2,830)
                                                                   --------        --------        --------       ---------
     Net cash provided by operating activities ...............      123,965           1,618            (832)        124,751
                                                                   --------        --------        --------       ---------
Cash flows from investing activities:
 Purchase of property and equipment ..........................      (26,411)         (4,005)            451         (29,965)
 Proceeds from sales of property and equipment ...............          494             916              --           1,410
 Other .......................................................          229              --              --             229
                                                                   --------        --------        --------       ---------
     Net cash used for investing activities ..................      (25,688)         (3,089)            451         (28,326)
                                                                   --------        --------        --------       ---------
Cash flows from financing activities:
 Dividends to guarantor companies ............................           --          (3,133)          3,133              --
 Payments on credit note agreements, net .....................      (11,057)             --              --         (11,057)
 Distributions to stockholders ...............................      (71,851)             --              --         (71,851)
 Payment of long-term debt ...................................      (10,605)            320              --         (10,285)
 Payment for redemption of stock -- ..........................       (3,960)             --              --          (3,960)
   stockholders, net .........................................       (4,882)          1,089              --          (3,793)
 Capital contributions by stockholders .......................        8,329              --              --           8,329
 Capital contributions from guarantor ........................           --           2,752          (2,752)             --
 Other .......................................................       (2,056)             --              --          (2,056)
                                                                   --------        --------        --------       ---------
    Net cash (used for) provided by financing
     activities ..............................................      (96,082)          1,028             381         (94,673)
    Effect of exchange rates on cash and cash
     equivalents .............................................           (5)           (189)             --            (194)
                                                                   -----------     --------        --------       ---------
Net increase (decrease) in cash and cash equivalents .........        2,190            (632)             --           1,558
Cash and cash equivalents at beginning of year ...............        6,653           1,521              --           8,174
                                                                   ----------      --------        --------       ---------
Cash and cash equivalents at end of year .....................     $  8,843        $    889        $     --       $   9,732
                                                                   ==========      ========        ========       =========

                               AMF BOWLING GROUP

                  (in thousands of dollars, except share data)



Note 17. Subsequent Event (Unaudited)

     On October 10, 1996, AMF Bowling Centers, Inc., completed the acquisition of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. pursuant to an Asset Purchase Agreement, dated as of September 10, 1996.

     The purchase was approximately $106,500, including certain adjustments and transaction costs. It was funded with approximately $40,000 from the sale of equity by AMF Group Holdings Inc., a wholly-owned subsidiary of AMF Holdings Inc., to its institutional stockholders and one of its directors and with $66,500 from available borrowing under the Company's Acquisition Facility.

     The April 30, 1996 combined financial statements do not reflect any adjustments or cost associated with the acquisition.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                      Selected Quarterly Data (unaudited)
                 (dollars in millions, except per share data)



                                                                                       AMF Bowling, Inc.
                                                                     -----------------------------------------------------
                         1997 Quarters Ended                           March 31      June 30    September 30   December 31
-------------------------------------------------------------------- ------------ ------------ -------------- ------------
Net sales ..........................................................  $  157.6     $  160.5      $  187.5      $   208.1
Operating income ...................................................      29.7         12.7          17.5           23.0
Net income (loss) before extraordinary items .......................       0.1       ( 12.3)        (10.2)          (9.8)
Extraordinary items, net of tax (b) ................................         --           --           --          (23.4)
Net income (loss) ..................................................       0.1       ( 12.3)        (10.2)         (33.2)
Net income (loss) per share before extraordinary items (a) .........  $   0.00     $  (0.29)     $  (0.24)    $    (0.18)
Per share effect of extraordinary items (a) (b) ....................         --           --           --          (0.44)
                                                                      ---------   ----------    ----------    ----------
Net income (loss) per share (a) ....................................  $   0.00     $  (0.29)     $  (0.24)    $    (0.62)
                                                                      =========   ==========    ==========    ==========


                                       Predecessor Company                  AMF Bowling, Inc.
                                      --------------------- --------------------------------------------------
                                                     One        Two      Pro Forma
                                                    Month      Months     Quarter
         1996 Quarters Ended           March 31   April 30    June 30     June 30   September 30   December 31
------------------------------------- ---------- ---------- ----------- ---------- -------------- ------------
Net sales ...........................  $  123.3   $  41.6    $   73.4    $  114.8     $  131.8      $  179.6
Operating income (loss) .............      27.9     (36.9)        4.0         5.3         14.3          27.8
Net income (loss) ...................      21.6     (33.4)      (11.9)      (13.6)        (5.3)         (2.1)
Net income (loss) per share (a) .....    N/A        N/A        ( 0.31)      (0.36)       (0.14)        (0.05)

---------
      (a) Basic and diluted. Outstanding stock options and warrants are not considered as their effect is antidilutive.

  (b) Costs incurred in connection with the use of proceeds of the Initial Public Offering. See "Note 9. Long-Term Debt" and "Note 12. Stockholders' Equity" in the Notes to Consolidated Financial Statements.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Arthur Andersen LLP has served as the Company's independent public accountants since 1996. Results for 1997 and 1996 have been audited by Arthur Andersen LLP.

     The Predecessor Company engaged Price Waterhouse LLP as its independent accountants. Results for the four months ended April 30, 1996 and the year ended December 31, 1995 have been audited by Price Waterhouse LLP.

                                   PART III

Item 10. Directors and Executive Officers

     The information required by this item is incorporated by reference to the sections entitled "Item 1 -- Election of Board of Directors -- General," " -- Nominees for Election as Directors" and "Meetings and Committees of the Board -- Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3 and 4 of the proxy statement filed since the close of the fiscal year ended December 31, 1997 (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. Pursuant to Item 401(b) of Regulation S-K, certain information regarding the executive officers of the Registrant is reported in Part I, of this report.


Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the sections entitled "Executive Compensation -- Summary Compensation Table," " -- Stock Option Grants in Last Fiscal Year," " -- Aggregated Stock Option Exercises and Fiscal Year-End Option Value," " -- Employment Agreements," "Meetings and Committees of the Board -- Compensation of Directors" and " -- Compensation Committee Interlocks and Insider Participation" on pages 3, 4, 5, 6 and 7 of the Proxy Statement. The information contained in "Executive Compensation -- Report of the Compensation Committee" and "Performance Graph" shall not be deemed "filed" as part of this report on Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the section entitled "Securities Owned by Management and Certain Beneficial Owners" on pages 10 and 11 of the Proxy Statement.


Item 13. Certain Relationships and Related Transaction

     The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" on pages 12-14 of the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

     See "Item 8. Financial Statements and Supplemental Data".


(b) Reports on Form 8-K

  None


(c) Exhibits


   2.1       Stock Purchase Agreement, dated as of February 16, 1996, by and among AMF Group Holdings Inc.
             and the owners of the Predecessor Company. (1)
   2.2       Agreement, dated as of April 11, 1996, by and among AMF Group Holdings Inc. and the owners of the Predecessor Company amending certain terms of the Stock Purchase Agreement. (2)
   3.1       Restated Certificate of Incorporation of the Company. (3)
   3.2       By-Laws of the Company. (4)
   3.3       Certificate of Incorporation, as amended, of American Recreation Centers, Inc.
   3.4       By-Laws of American Recreation Centers, Inc.
   3.5       Certificate of Incorporation of Burleigh Recreation, Inc.
   3.6       Amended and Restated By-Laws of Burleigh Recreation, Inc.
   3.7       Certificate of Incorporation of 300, Inc.
   3.8       By-Laws of 300, Inc.
   3.9       Certificate of Incorporation, as amended, of Michael Jordan Golf Company, Inc.
   3.10      By-Laws of Michael Jordan Golf Company, Inc.
   3.11      Certificate of Incorporation of Michael Jordan Golf-Water Tower, Inc.
   3.12      By-Laws of Michael Jordan Golf-Water Tower, Inc.
   3.13      Certificate of Incorporation of MJG -- O'Hare, Inc.
   3.14      By-Laws of MJG -- O'Hare, Inc.
   3.15      Certificate of Incorporation of Lake Grove Centers, Inc.
   3.16      By-Laws of Lake Grove Centers, Inc.
   3.17      Certificate of Limited Liability Company of MBI No. 1, LLC.
   3.18      Limited Liability Company Agreement of MBI No. 1, LLC.
   3.19      Certificate of Limited Liability Company of AWI No. 1, LLC.
   3.20      Limited Liability Company Agreement of AWI No. 1, LLC.
   3.21      Certificate of Incorporation of AMF Bowling India Private LTD.
   3.22      Articles of Association of AMF Bowling India Private LTD.
   3.23      Articles of Association of AMF Bowling Poland Sp.zo.o
   3.24      R.Q.P. Partnership Agreement
   3.25      Joint Venture Agreement of Broadway Grand Properties
   4.1       Specimen of Common Stock Certificate.
   4.2       Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes. (5)
   4.3       Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and American Bank National Association with respect to the
             Senior Subordinated Discount Notes. (6)
   4.4       Form of Senior Subordinated Note. (7)
   4.5       Form of Senior Subordinated Discount Note. (8)
  10.1       Registration Rights Agreement, dated as of March 21, 1996, by and among the Company, the
             Guarantors and Goldman, Sachs & Co. (9)
  10.2       Third Amended and Restated Credit Agreement among AMF Group Inc. and the Initial Lenders and
             Initial Issuing Banks and Goldman, Sachs & Co., as Syndication Agent, and Citibank, N.A., as
             Administrative Agent.
  10.3       AMF Holdings Inc. 1996 Stock Incentive Plan. (10)
  10.4       Stockholders Agreement, dated as of April 30, 1996, by and among the Company and the
             Stockholders. (11)
  10.5       Amendment No. 1, dated as of May 28, 1996, to the Stockholders Agreement. (12)
  10.6       Amendment No. 2, dated as of May 31, 1996, to the Stockholders Agreement. (13)
  10.7       Amendment No. 3, dated as of January 17, 1997, to the Stockholders Agreement. (14)
  10.8       Amendment No. 4, dated as of January 17, 1997, to the Stockholders Agreement. (15)
  10.9       Amendment No. 5, dated as of July 31, 1997, to the Stockholders Agreement. (16)
  10.10      Amendment No. 6, dated as of December 31, 1997, to the Stockholders Agreement.
  10.11      Amendment No. 7, dated as of January 1, 1998, to the Stockholders Agreement.
  10.12      Registration Rights Agreement, dated as of April 30, 1996, by and among the Company and the
             Stockholders. (17)
  10.13      Amendment No. 1, dated as of May 28, 1996, to the Registration Rights Agreement. (18)
  10.14      Amendment No. 2, dated as of January 17, 1997, to the Registration Rights Agreement. (19)

  10.15       Amendment No. 3, dated as of January 17, 1997, to the Registration Rights Agreement. (20)
  10.16       Amendment No. 4, dated as of July 31, 1997, to the Registration Rights Agreement. (21)
  10.17       Amendment No. 5, dated as of September 30, 1997, to the Registration Rights Agreement.
  10.18       Warrant Agreement, dated as of May 1, 1996, between the Company and The Goldman Sachs Group,
              L.P. (22)
  10.19       Employment Agreement, dated as of May 1, 1996, by and among the Company, AMF Bowling, Inc.
              and Robert L. Morin. (23)
  10.20       Employment Agreement, dated as of May 1, 1996, between the Company and Douglas J. Stanard. (24)
  10.21       Stock Option Agreement, dated as of May 1, 1996, between the Company and Charles M. Diker. (25)
  10.22       Employment Agreement, dated as of May 28, 1996, by and among the Company, AMF Group Inc. and
              Stephen E. Hare. (26)
  10.23       Asset Purchase Agreement, dated as of September 10, 1996, by and between AMF Bowling Centers,
              Inc. and Charan Industries, Inc. (27)
  10.24       Termination Agreement, dated as of February 28, 1997, by and among the Company, AMF Bowling,
              Inc. and Robert L. Morin. (28)
  10.25       Stock Subscription Agreement, dated as of October 9, 1996, by and among the Company and the
              Purchasers (as defined therein). (29)
  10.26       Agreement and Plan of Merger, dated as of January 17, 1997, by and among AMF Bowling Centers,
              Inc., Noah Acquisition and American Recreation Centers, Inc. (30)
  10.27       Waiver and Amendment No. 1, dated as of March 24, 1997, to Amended and Restated Credit
              Agreement dated as of December 20, 1996. (31)
  10.28       Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 30, 1997. (32)
  10.29       Interest Rate Cap Agreement, dated July 2, 1997. (33)
  10.30       AMF Bowling, Inc. 1998 Stock Incentive Plan.
  11.1        Computation of earnings per share.
  21.1        Subsidiaries of the Company.
  23.1        Consent of Arthur Andersen LLP.
  23.2        Consent of Price Waterhouse LLP.
  27.1        Financial Data Schedule.

     Notes to Exhibits:


        (1)   Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of AMF Group Inc.
              (File No. 333-4877).
        (2)   Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of AMF Group Inc.
              (File No. 333-4877).
        (3)   Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AMF Bowling,
              Inc. (File No. 333-34099).
        (4)   Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of AMF Bowling,
              Inc. (File No. 333-34099).
        (5)   Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of AMF Group Inc.
              (File No. 333-4877).
        (6)   Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of AMF Group Inc.
              (File No. 333-4877).
        (7)   Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of AMF Group Inc.
              (File No. 333-4877).
        (8)   Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of AMF Group Inc.
              (File No. 333-4877).
        (9)   Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of AMF Group
              Inc. (File No. 333-4877).
       (10)   Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of AMF Group
              Inc. (File No. 333-4877).
       (11)   Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of AMF Group
              Inc. (File No. 333-4877).
       (12)   Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of AMF Bowling,
              Inc. (File No. 333-34099).
       (13)   Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of AMF Bowling,
              Inc. (File No. 333-34099).
       (14)   Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of AMF Bowling,
              Inc. (File No. 333-34099).
       (15)   Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of AMF Bowling,
              Inc. (File No. 333-34099).
       (16)   Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of AMF Bowling,
              Inc. (File No. 333-34099).
       (17)   Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of AMF Group
              Inc. (File No. 333-4877).
       (18)   Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
       (19)   Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
       (20)   Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
       (21)   Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of AMF
              Bowling, Inc. (File No. 333-34099).
       (22)   Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of AMF Group
              Inc. (File No. 333-4877).
       (23)   Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of AMF Group
              Inc. (File No. 333-4877).
       (24)   Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of AMF Group
              Inc. (File No. 333-4877).
       (25)   Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of AMF Group
              Inc. (File No. 333-4877).
       (26)   Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of AMF Group
              Inc. (File No. 333-4877).
       (27)   Incorporated by reference to Exhibit 1 to the Current report on Form 8-K of AMF Group Inc., dated
              October 24, 1996 (File No. 001-12131).
       (28)   Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Group Inc. for
              the fiscal year ended December 31, 1996 (File No. 001-12131).
       (29)   Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of AMF Group Inc. for
              the fiscal year ended December 31, 1996 (File No. 001-12131).

       (30)  Incorporated by reference to Exhibit 1 to the Current report on Form 8-K of AMF Group Inc., dated
             January 17, 1997 (File No. 001-12131).
       (31)  Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the Registration
             Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
       (32)  Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Group Inc.
             for the quarterly period ended June 30, 1997 (File No. 001-12131).
       (33)  Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Group Inc.
             for the quarterly period ended June 30, 1997 (File No. 001-12131).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 1998.


                                        AMF BOWLING, INC.

                                        /s/  DOUGLAS J. STANARD
                                      ----------------------------------------
                                               Douglas J. Stanard
                                                     Director
                                        President/Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 27th day of March, 1998.



               Signatures                                           Title
---------------------------------------  -----------------------------------------------------------
 /s/   RICHARD A. FRIEDMAN                                  Chairman of the Board
 ----------------------------------
 Richard A. Friedman
 /s/   TERENCE M. O'TOOLE                                          Director
 ----------------------------------
 Terence M. O'Toole
 /s/   PETER M. SACERDOTE                                          Director
 ----------------------------------
 Peter M. Sacerdote
 /s/   CHARLES M. DIKER                                            Director
 ----------------------------------
 Charles M. Diker
 /s/   PAUL B. EDGERLEY                                            Director
 ----------------------------------
 Paul B. Edgerley
 /s/   HOWARD A. LIPSON                                            Director
 ----------------------------------
 Howard A. Lipson
 /s/   THOMAS R. WALL, IV                                          Director
 ----------------------------------
 Thomas R. Wall, IV
 /s/   DOUGLAS J. STANARD                         Director/President/Chief Executive Officer
 ----------------------------------
 Douglas J. Stanard
 /s/   STEPHEN E. HARE                    Director/Executive Vice President/Chief Financial Officer/
 ----------------------------------                                Treasurer
 Stephen E. Hare
 /s/   MICHAEL P. BARDARO                            Vice President/Corporate Controller/
 ----------------------------------
 Michael P. Bardaro                              Assistant Secretary/Chief Accounting Officer

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE I


                               AMF BOWLING, INC.

To the Stockholders and Board of Directors of AMF Bowling, Inc.:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Form 10-K Annual Report of AMF Bowling, Inc. and subsidiaries for the year ended December 31, 1997, and for the period from inception (January 12, 1996) through December 31, 1996, and have issued our report thereon dated February 20, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I filed as part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Richmond, Virginia
February 20, 1998

       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.


                           CONDENSED BALANCE SHEETS
                                (in thousands)



                                         As of December 31,
                                     ---------------------------
                                         1997           1996
                                     ------------   ------------
               ASSETS
Investment in subsidiary .........    $ 653,862      $ 408,734
Other noncurrent assets ..........          239            137
                                      ---------      ---------
 Total assets ....................    $ 654,101      $ 408,871
                                      =========      =========


        LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities ...........................    $      73      $      56
Stockholders' equity ................................      654,028        408,815
                                                         ---------      ---------
 Total liabilities and stockholders' equity .........    $ 654,101      $ 408,871
                                                         =========      =========

The accompanying notes are an integral part of these condensed balance sheets.

       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)



                                                         Year Ended      Period Ended
                                                        December 31,     December 31,
                                                            1997         1996 (Note 3)
                                                       --------------   --------------
Interest income ....................................     $      102       $      137
Provision for income taxes .........................             17               56
                                                         ----------       ----------
Income before equity in loss of subsidiary .........             85               81
Equity in loss of subsidiary .......................        (55,649)         (19,565)
                                                         ----------       ----------
Net loss ...........................................     $  (55,564)      $  (19,484)
                                                         ==========       ==========

The accompanying notes are an integral part of these condensed financial statements.

       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.


                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                         Year Ended      Period Ended
                                                                        December 31,     December 31,
                                                                            1997         1996 (Note 3)
                                                                       --------------   --------------
Cash flows from operating activities:
 Net Loss ..........................................................     $  (55,564)      $  (19,484)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Interest income, net ............................................           (102)            (137)
   Equity in loss of subsidiary ....................................         55,649           19,565
   Change in current liabilities ...................................             17               56
                                                                         ----------       ----------
   Net cash provided by operating activities .......................             --               --
Net cash used in investing activities:
   Investment in subsidiary ........................................       (315,671)        (420,750)
                                                                         ----------       ----------
Net cash provided by financing activities:
   Capital contributions ...........................................         36,600          420,750
   Net proceeds from initial public offering of shares .............        279,071               --
                                                                         ----------       ----------
   Net cash provided by financing activities .......................        315,671          420,750
                                                                         ----------       ----------
   Net change in cash and cash equivalents .........................             --               --
   Cash and cash equivalents at beginning of period ................             --               --
                                                                         ----------       ----------
   Cash and cash equivalents at end of period ......................     $       --       $       --
                                                                         ==========       ==========

The accompanying notes are an integral part of these condensed financial statements.

       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.


           NOTES TO AMF BOWLING, INC. CONDENSED FINANCIAL STATEMENTS

1. These notes to the AMF Bowling, Inc. ("AMF Bowling") condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements of AMF Bowling and subsidiaries included in Part II,
   Item 8 of the Form 10-K Annual Report (the "Notes"). AMF Bowling Worldwide, Inc., formerly named AMF Group Inc. ("Bowling Worldwide") is a wholly owned subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly owned subsidiary of AMF Bowling. All dollar amounts are in thousands, except where otherwise indicated.

2. The senior subordinated notes and senior subordinated discount notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first and second-tier subsidiaries of Bowling Worldwide, as discussed in "Note 21. Condensed Consolidating Financial Statements" in the Notes.

3. The results of operations for the period ended December 31, 1996, reflect the results of AMF Bowling since its inception date of January 12, 1996.

4. Restricted assets of AMF Group Holding and Bowling Worldwide:

  The Credit Agreement and AMF Group Holdings' guarantee contain certain covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, payments on other debt, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Agreement also contains certain provisions which limit the amount of funds available for transfer from Bowling Worldwide to AMF Group Holdings, and from AMF Group Holdings to AMF Bowling. Limits exist on, among other things, the declaration or payments of dividends, distribution of assets, and issuance or sale of capital stock.

  So long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may, i) declare and pay dividends in common stock;
  ii) declare and pay cash dividends, to make payments of approximately $0.15 million in May 1997 and, to the extent necessary, to make payments of approximately $0.15 million due in May 1998 under certain noncompete agreements with the Prior Owners, iii) declare and pay cash dividends for general administrative expenses not to exceed $0.25 million; and iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock.

5. Total assets and liabilities:

  At December 31, 1997 and 1996, assets represent AMF Bowling's investment in AMF Group Holdings and other assets related to shareholder receivables which are related to subscription of AMF Bowling's Common Stock. At December 31, 1997 and 1996, liabilities represent federal income taxes payable arising from interest earned on the shareholder receivables previously described.

                                  SCHEDULE II


                               AMF BOWLING GROUP
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                    Column A                      Column B             Column C                Column D       Column E
----------------------------------------------- ------------ ----------------------------- ---------------- -----------
                                                                       Additions
                                                             -----------------------------
                                                 Balance at   Charged to     Charged to                      Balance at
                                                  Beginning    Costs and   Other Accounts   Deductions --      End of
Description                                       of Period    Expenses      -- Describe      Write-Offs       Period
----------------------------------------------- ------------ ------------ ---------------- ---------------- -----------
 Accounts Receivable -- Allowance for Doubtful
  Accounts
  Year ended December 31, 1995 ................    $1,898       $2,118                          $ (643)        $3,373
  Four months ended April 30, 1996 ............    $3,373       $  (17)                         $ (246)        $3,110
 Inventory -- Reserves
  Year ended December 31, 1995 ................    $  800       $  954                          $ (498)        $1,256
  Four months ended April 30, 1996 ............    $1,256       $  104                          $ (553)        $  807