Form 10-Q
period 1998-06-30
AMF BOWLING INC
filed 1998-08-07
CIK 1044612

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10 - Q

(Mark One)
   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------       SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  . No     .
                                      -----    -----
At August 3, 1998, 59,744,544 shares of common stock, par value of $.01, of the Registrant were outstanding.



                                     PART I
                          Item 1. Financial Statements

                       AMF BOWLING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                        June 30,         December 31,
                                                                          1998               1997
                                                                      -------------      -------------
                                                                       (unaudited)
  Assets
Current assets:
  Cash and cash equivalents                                               $ 51,873           $ 35,790
  Accounts and notes receivable, net of allowance for
   doubtful accounts of $5,050 and $5,012, respectively                     65,792             73,991
  Inventories                                                               71,292             56,568
  Deferred taxes and other current assets                                   20,756             17,049
                                                                      -------------      -------------
   Total current assets                                                    209,713            183,398
Property and equipment, net                                                872,430            750,885
Leasehold interests, net                                                    46,219             47,180
Deferred financing costs, net                                               24,934             18,911
Goodwill, net                                                              775,036            772,348
Investments in and advances to joint ventures                               23,813             19,999
Other assets                                                                54,206             39,331
                                                                      =============      =============
  Total assets                                                         $ 2,006,351        $ 1,832,052
                                                                      =============      =============

  Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                        $ 29,174           $ 41,583
  Accrued expenses                                                          48,735             64,865
  Income taxes payable                                                       5,603              5,644
  Long-term debt, current portion                                           29,875             27,376
                                                                      -------------      -------------
   Total current liabilities                                               113,387            139,468
Long-term debt, less current portion                                     1,271,201          1,033,223
Other long-term liabilities                                                  5,268              5,333
                                                                      -------------      -------------
  Total liabilities                                                      1,389,856          1,178,024
                                                                      -------------      -------------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01, 200,000,000 shares authorized,
   59,726,450 and 59,630,000 shares issued and outstanding at
   June 30, 1998 and December 31, 1997, respectively)                          597                596
  Paid-in capital                                                          749,093            748,053
  Retained deficit                                                        (111,420)           (75,048)
  Equity adjustment from foreign currency translation                      (21,775)           (19,573)
                                                                      -------------      -------------
  Total stockholders' equity                                               616,495            654,028
                                                                      -------------      -------------

  Total liabilities and stockholders' equity                           $ 2,006,351        $ 1,832,052
                                                                      =============      =============




      The accompanying notes are an integral part of these condensed consolidated balance sheets.



                       AMF BOWLING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                                      Three Months            Six Months
                                                     Ended June 30,         Ended June 30,
                                                 ----------------------- ----------------------
                                                     1998        1997        1998       1997
                                                     ----        ----        ----       ----

Operating revenue                                 $ 162,194   $ 160,479   $ 349,758  $ 318,068
                                                 ----------- ----------- ----------- ----------

Operating expenses:
  Cost of goods sold                                 46,164      48,034      85,021     86,084
  Bowling center operating expenses                  80,619      60,696     159,332    116,038
  Selling, general, and administrative expenses      17,908      16,172      34,847     30,172
  Depreciation and amortization                      30,025      22,924      56,815     43,424
                                                 ----------- ----------- ----------- ----------
  Total operating expenses                          174,716     147,826     336,015    275,718
                                                 ----------- ----------- ----------- ----------

  Operating income (loss)                           (12,522)     12,653      13,743     42,350
                                                 ----------- ----------- ----------- ----------

Nonoperating expenses (income):
  Interest expense                                   27,631      29,782      53,605     57,454
  Other expenses, net                                 1,984         859       2,557      2,368
  Interest income                                      (537)       (441)     (1,070)    (1,126)
                                                 ----------- ----------- ----------- ----------
  Total nonoperating expenses                        29,078      30,200      55,092     58,696
                                                 ----------- ----------- ----------- ----------

  Loss before income taxes                          (41,600)    (17,547)    (41,349)   (16,346)
  Benefit for income taxes                           (7,070)     (5,302)     (6,540)    (4,182)
                                                 ----------- ----------- ----------- ----------

  Net loss before equity in loss of joint ventures  (34,530)    (12,245)    (34,809)   (12,164)
  Equity in loss of joint ventures                   (1,211)          -      (1,563)         -
                                                 ----------- ----------- ----------- ----------

  Net loss                                        $ (35,741)  $ (12,245)  $ (36,372) $ (12,164)
                                                 =========== =========== =========== ==========


  Net loss per share - basic and diluted            $ (0.60)    $ (0.29)    $ (0.61)   $ (0.29)
                                                 =========== =========== =========== ==========

  Weighted average shares outstanding                59,715      42,225      59,688     42,274
                                                 =========== =========== =========== ==========




   The accompanying notes are an integral part of these condensed consolidated financial statements.



                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                          Six Months
                                                                        Ended June 30,
                                                                   ---------------------------
                                                                      1998             1997
                                                                      ----             ----
  Cash flows from operating activities:
  Net loss                                                         $ (36,372)        $(12,164)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                    56,815           43,424
     Equity in loss of joint ventures                                  1,563                -
     Deferred income taxes                                                 -           (1,775)
     Amortization of bond discount                                    14,191           16,788
     Loss on the sale of property and equipment, net                     267               94
     Changes in assets and liabilities:
       Accounts and notes receivable, net                              8,923          (17,942)
       Inventories                                                   (13,908)         (15,877)
       Other assets                                                  (27,422)         (21,417)
       Accounts payable and accrued expenses                         (29,378)           1,432
       Income taxes payable                                              314            2,257
       Other long-term liabilities                                      (126)          13,345
                                                                   ----------       ----------
     Net cash (used in) provided by operating activities             (25,133)           8,165
                                                                   ----------       ----------

  Cash flows from investing activities:
    Acquisitions of operating units, net of cash acquired           (152,791)        (122,165)
    Investments in and advances to joint ventures                     (5,377)               -
    Purchases of property and equipment                              (27,685)         (25,639)
    Proceeds from the sale of property and equipment                     193              268
                                                                   ----------       ----------
    Net cash used in investing activities                           (185,660)        (147,536)
                                                                   ----------       ----------
  Cash flows from financing activities:
    Proceeds from long-term debt, net of deferred financing costs    488,641          133,500
    Payments on long-term debt                                      (262,358)         (20,250)
    Repurchase of common shares                                            -             (500)
    Issuance of common shares                                          1,042                -
    Payments of noncompete obligations                                  (423)            (322)
                                                                   ----------       ----------
      Net cash provided by financing activities                      226,902          112,428
                                                                   ----------       ----------
      Effect of exchange rates on cash                                   (26)              15
                                                                   ----------       ----------
      Net increase (decrease) in cash                                 16,083          (26,928)
      Cash and cash equivalents at beginning of period                35,790           43,568
                                                                   ----------       ==========
      Cash and cash equivalents at end of period                    $ 51,873         $ 16,640
                                                                   ==========       ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                   4

                       AMF BOWLING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the December 31, 1997 and 1996 audited consolidated financial statements of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") presented in AMF Bowling's Form 10-K Annual Report for the fiscal year ended December 31, 1997 filed with the U.S. Securities and Exchange Commission. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 413 U.S. bowling centers and 120 international bowling centers ("Bowling Centers"), including fourteen joint venture centers described in "Note 8. Acquisitions", as of June 30, 1998, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators.

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

     On November 7, 1997, AMF Bowling completed an initial public offering (the "Initial Public Offering") of 15,525,000 shares of common stock (the "Common Stock"), which trades on the New York Stock Exchange under the symbol "PIN". The net proceeds of $278.5 million from the Initial Public Offering were contributed by AMF Bowling to Bowling Worldwide and used by Bowling Worldwide to reduce and refinance its bank debt pursuant to Bowling Worldwide's third amended and restated credit agreement (the "Credit Agreement") and to redeem a portion of Bowling Worldwide's senior subordinated discount notes.

     As of June 30, 1998, the Company has acquired 245 bowling centers and constructed one bowling center since the Acquisition for a combined purchase price of $475.6 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement, and issuances of Common Stock. See "Note 8. Acquisitions".

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2.  Significant Accounting Policies

Basis of Presentation

     The condensed consolidated results of operations of the Company have been presented for the three months and six months ended June 30, 1998 and 1997, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 8. Acquisitions", and in accordance with the purchase method of accounting for all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $5,017 and $10,054 for the three months and six months ended June 30, 1998, and $4,960 and $9,860 for the three months and six months ended June 30, 1997, respectively.

Comprehensive Income

     Effective January 1, 1998, the Company adopted, as required, Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." Comprehensive loss was $39,342 and $38,574 for the three months and six months ended June 30, 1998, respectively, and $13,290 and $17,179 for the three months and six months ended June 30, 1997, respectively.


Note 3.   Inventories

     Inventories at June 30, 1998, and December 31, 1997 consisted of the following:


                                        June 30,          December 31,
                                          1998                1997
                                      ---------------- -------------------
                                      (unaudited)
Bowling Products, at FIFO:
   Raw materials                             $ 14,718            $ 15,283
   Work in progress                             2,474               2,279
   Finished goods and spare parts              46,129              33,082
Bowling Centers, at average cost:
   Merchandise and spare parts                  7,971               5,924
                                      ---------------- -------------------
                                             $ 71,292            $ 56,568
                                      ================ ===================



                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.   Property and Equipment

     Property and equipment at June 30, 1998, and December 31, 1997, consisted of the following:
                                                                   June 30,      December 31,
                                                                     1998            1997
                                                             ----------------   -------------
                                                               (unaudited)
Land                                                               $ 130,793       $ 113,629
Buildings and improvements                                           348,350         280,046
Equipment, furniture and fixtures                                    521,191         444,437
Other                                                                  7,778           7,282
                                                             ----------------   -------------
                                                                   1,008,112         845,394
Less: accumulated depreciation and amortization                     (135,682)        (94,509)
                                                             ================   =============
                                                                   $ 872,430       $ 750,885
                                                             ================   =============

     Depreciation and amortization expense related to property and equipment was $21,976 and $42,495 for the three months and six months ended June 30, 1998, respectively, and $17,140 and $30,875 for the three months and six months ended June 30, 1997, respectively.

Note 5. Long-Term Debt

     Long-term debt at June 30, 1998, and December 31, 1997 consisted of the following:


                                         June 30,     December 31,
                                           1998           1997
                                       -----------    -----------
                                       (unaudited)
Bank debt                              $   561,502    $   619,362
Senior subordinated notes                  250,000        250,000
Senior subordinated discount notes         200,802        189,261
Zero coupon convertible debentures         286,790              -
Mortgage and equipment notes                 1,982          1,976
                                       -----------    -----------
  Total debt                             1,301,076      1,060,599
Current maturities                         (29,875)       (27,376)
                                       -----------    -----------
  Total long-term debt                 $ 1,271,201    $ 1,033,223
                                       ===========    ===========



     The Company's bank debt (the "Senior Debt") was incurred pursuant to a credit agreement, dated as of May 1, 1996, which was amended and restated in connection with the Initial Public Offering, as of November 3, 1997, as the Credit Agreement among Bowling Worldwide and its lenders. The Credit Agreement provides for (i) three senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) the Bank Facility which provides for borrowings up to $355.0 million on a revolving basis. At June 30, 1998, amounts outstanding under the Term Facilities and Bank Facility were $433,499 and $128,003, respectively.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 12, 1998, AMF Bowling issued its zero coupon convertible debentures (the "Debentures") for gross proceeds of approximately $284.1 million. The Debentures mature on May 12, 2018 and have a yield to maturity of 7% per annum. The Debentures were issued at an original price of $252.57 per $1,000 principal amount at maturity. The Debentures are convertible at any time prior to maturity into shares of Common Stock at a conversion rate of 8.6734 shares per $1,000 principal amount at maturity. If held to maturity and not redeemed or repurchased by AMF Bowling, the Debentures will accrue to an aggregate principal amount at maturity of $1.125 billion. The Debentures are not entitled to a sinking fund. The Debentures are not redeemable at the option of AMF Bowling before May 12, 2003. Thereafter, the Debentures are redeemable for cash at the option of AMF Bowling at redemption prices specified in the Debentures.

         The Debentures will be purchased by AMF Bowling, at the option of holders of the Debentures, as of May 12, 2003, May 12, 2008 and May 12, 2013 for purchase prices specified in the Debentures. The Debentures may also be redeemed at the option of the holders of the Debentures upon the occurrence of a Change of Control (as defined in the Indenture) at redemption prices specified in the Debentures. AMF Bowling may elect to pay any such purchase price or redemption price in cash or Common Stock, or any combination thereof. In connection with the issuance of the Debentures, AMF Bowling has agreed to file a shelf registration statement in respect of the Debentures and the Common Stock issuable on conversion, redemption or repurchase thereof. If the shelf registration statement has not been filed within 90 days, or declared effective within 180 days, after May 12, 1998, AMF Bowling must pay liquidated damages as specified in the related registration rights agreement.

AMF Bowling has reserved 9,757,575 shares of Common Stock for issuance upon conversion, redemption or repurchase of the Debentures.

     The net proceeds of the Debentures were approximately $273.1 million, of which $249.6 million was used to repay senior bank indebtedness under the Credit Agreement and $23.5 million was used for acquisitions and general corporate purposes.

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


Note 7.  Employee Benefit Plans

AMF Bowling, Inc. 1996 Stock Incentive Plan

The total number of shares of Common Stock ("Stock Options") initially reserved and available for grant under the AMF Bowling, Inc. 1996 Stock Incentive Plan (the "1996 Plan") was 1,767,151. At June 30, 1998, the number Stock Options outstanding to senior management, other employees, consultants and directors totaled 1,464,450 at an exercise price of $10.00 per share. In addition to Stock Options outstanding under the 1996 Plan, 130,000 Stock Options granted to Douglas J. Stanard on May 1, 1996 were outstanding at June 30, 1998. Of the total Stock Options awarded under the 1996 Plan, 313,910 were exercisable at June 30, 1998, and 29,200 and 46,450 were exercised in the three months and six months ended June 30, 1998, respectively. Forfeited Stock Options under the 1996 Plan totaled 310,100 through June 30, 1998. There were 256,251 shares of Common Stock available for grant under the 1996 Plan as of June 30, 1998.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

AMF Bowling, Inc. 1998 Stock Incentive Plan

         Under the AMF Bowling, Inc. 1998 Stock Incentive Plan (the "1998 Plan"), AMF Bowling may grant incentive awards in the form of restricted stock awards, Stock Options and stock appreciation rights in substantially the same manner as provided under the 1996 Plan. Two million shares of Common Stock have been reserved and will be available for issuance under the 1998 Plan. In addition, shares of Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as awards pursuant to the 1998 Plan. As of June 30, 1998, options to purchase 78,400 shares were granted under the 1998 Plan.


Note 8.   Acquisitions

     From the Acquisition until December 31, 1997, Bowling Centers purchased an aggregate of 179 bowling centers from unrelated sellers. The combined purchase price, net of cash acquired, was approximately $340.7 million (including amounts paid in 1998 for certain bowling centers included in the 1997 total), and was funded with approximately $40.0 million from the sale of equity by AMF Bowling to its institutional stockholders and one of its directors, and with $299.8 million from available borrowing under Bowling Worldwide's acquisition facility then existing under the bank credit agreement and under the Bank Facility.

     From January 1, 1998 through June 30, 1998, the Company acquired 46 centers in the United States, 15 centers in the United Kingdom and five centers in Australia from unrelated sellers, including fifteen centers from Active West, Inc. ("Active West"). The aggregate purchase price was approximately $134.9 million, including $114.0 million funded with borrowings under the Bank Facility and, with respect to the Active West acquisition, the issuance of 50,000 shares of Common Stock.

     Between June 30, 1998 and July 31, 1998, the Company acquired six bowling centers in the United States from unrelated sellers. As a result of these acquisitions, and after giving effect to the closing of eleven U.S. centers and one international center since the Acquisition, the Company owned or operated 419 U.S. bowling centers and 120 international bowling centers as of July 31, 1998.

     As of July 31, 1998, the Company had entered into purchase agreements regarding the acquisitions of ten additional U.S. bowling centers from unrelated sellers. The aggregate purchase price is expected to be approximately $15.9 million and is expected to be funded with available borrowing under the Bank Facility and cash generated from operations.



                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9.  Business Segments

     The Company operates in two major lines of business: operating bowling centers and manufacturing of bowling and related products. Information concerning operations in these businesses for the three months ended June 30, 1998 and 1997, respectively, is presented below (in millions):

                                                           Three Months Ended June 30, 1998
                                     -------------------------------------------------------------------------------

                                          Bowling Centers         Bowling Products
                                     -------------------------  ----------------------
                                              Inter-    Sub-            Inter-   Sub-              Elim-
                                       U.S.  national   total    U.S.  national  total Corporate  inations   Total
                                     ------- -------- --------  ------ -------- ------ ---------  -------  --------
Revenue from unaffiliated customers  $  86.9  $ 29.1  $  116.0  $ 23.2  $ 23.0  $ 46.2  $   -      $   -   $  162.2
Intersegment sales                         -       -         -     3.9     1.5     5.4      -          -        5.4
Operating income (loss)                 (7.6)    3.3      (4.3)    0.2    (2.0)   (1.8)  (6.6)       0.1      (12.6)
Identifiable assets                    897.3   352.1   1,249.4   637.1    71.3   708.4   46.7        1.9    2,006.4
Depreciation and amortization           19.5     4.9      24.4     5.2     0.4     5.6    0.4       (0.3)      30.1
Capital expenditures                    10.6     3.2      13.8     2.0     0.2     2.2    0.1          -       16.1
Research and development expense           -       -         -       -       -       -      -          -          -

                                                           Three Months Ended June 30, 1997
                                     -------------------------------------------------------------------------------

                                          Bowling Centers         Bowling Products
                                     -------------------------  ----------------------
                                              Inter-    Sub-            Inter-   Sub-              Elim-
                                       U.S.  national   total    U.S.  national  total Corporate  inations   Total
                                     ------- -------- --------  ------ -------- ------ ---------  -------  --------
Revenue from unaffiliated customers   $ 66.1  $ 26.5  $   92.6  $ 24.2  $ 43.7  $ 67.9  $   -      $   -   $  160.5
Intersegment sales                         -       -         -     3.3     1.5     4.8      -          -        4.8
Operating income (loss)                 (0.2)    3.1       2.9     9.4     4.8    14.2   (4.7)       0.3       12.7
Identifiable assets                    729.0   306.1   1,035.1   615.7    58.2   673.9    6.0        0.6    1,715.6
Depreciation and amortization           13.5     4.7      18.2     4.8     0.3     5.1      -       (0.4)      22.9
Capital expenditures                    15.0     1.5      16.5     1.0     0.2     1.2    1.1       (0.1)      18.7
Research and development expense           -       -         -     0.5       -     0.5      -          -        0.5








                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Information concerning operations in these businesses for the six months ended June 30, 1998 and 1997, respectively, is presented below (in millions):


                                                          Six Months Ended June 30, 1998
                                     -------------------------------------------------------------------------------

                                          Bowling Centers         Bowling Products
                                     -------------------------  ----------------------
                                              Inter-    Sub-            Inter-   Sub-              Elim-
                                       U.S.  national   total    U.S.  national  total Corporate  inations   Total
                                     ------- -------- --------  ------ -------- ------ ---------  -------  --------
Revenue from unaffiliated customers $ 212.2   $ 54.3  $  266.5  $ 36.8  $ 46.5  $ 83.3  $   -       $  -   $  349.8
Intersegment sales                         -       -         -     7.6     1.8     9.4      -          -        9.4
Operating income (loss)                 25.0     5.6      30.6    (3.7)   (3.4)   (7.1) (10.6)       0.8       13.7
Identifiable assets                    897.3   352.1   1,249.4   637.1    71.3   708.4   46.7        1.9    2,006.4
Depreciation and amortization           36.9     9.4      46.3    10.3     0.7    11.0    0.6       (1.0)      56.9
Capital expenditures                    17.6     4.1      21.7     5.2     0.7     5.9    0.1          -       27.7
Research and development expense           -       -         -     0.2       -     0.2      -          -        0.2

                                                          Six Months Ended June 30, 1997
                                     -------------------------------------------------------------------------------

                                          Bowling Centers         Bowling Products
                                     -------------------------  ----------------------
                                              Inter-    Sub-            Inter-   Sub-              Elim-
                                       U.S.  national   total    U.S.  national  total Corporate  inations   Total
                                     ------- -------- --------  ------ -------- ------ ---------  -------  --------
Revenue from unaffiliated customers  $ 148.7  $ 52.4  $  201.1  $ 47.7  $ 69.3  $117.0   $  -       $  -   $  318.1
Intersegment sales                         -       -         -     5.3     2.4     7.7      -          -        7.7
Operating income (loss)                 22.8     5.9      28.7    16.1     5.3    21.4   (8.3)       0.6       42.4
Identifiable assets                    729.0   306.1   1,035.1   615.7    58.2   673.9    6.0        0.6    1,715.6
Depreciation and amortization           25.1     9.2      34.3     9.3     0.6     9.9      -       (0.8)      43.4
Capital expenditures                    19.0     3.0      22.0     1.9     0.4     2.3    1.5       (0.2)      25.6
Research and development expense           -       -         -     0.7       -     0.7      -          -        0.7



Note 10.  Condensed Consolidating Financial Statements

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet as of June 30, 1998, and condensed consolidating statements of income and cash flows for the six months ended June 30, 1998 and (ii) elimination entries necessary to combine the entities comprising the Company.

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



                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 1998
                                   (unaudited)
                                 (in thousands)

                                                                         Non-
                                                       Guarantor      Guarantor
                                                       Companies      Companies    Eliminations  Consolidated
                                                       ---------      ---------    ------------  ------------
  Assets
Current assets:
  Cash and cash equivalents                             $    29,127     $  22,746    $        -    $    51,873
  Accounts and notes receivable, net
     of allowance for doubtful accounts                      65,792             -             -         65,792
  Accounts receivable - intercompany                         10,410         5,620       (16,030)             -
  Inventories                                                70,288         1,004             -         71,292
  Deferred taxes and other current assets                    18,149         2,607             -         20,756
                                                     --------------- ------------- ------------- --------------
   Total current assets                                     193,766        31,977       (16,030)       209,713
Notes receivable - intercompany                              44,008       261,690      (305,698)             -
Property and equipment, net                                 789,465        81,850         1,115        872,430
Investment in subsidiaries                                   21,342       597,420      (618,762)             -
Goodwill and other assets                                   908,958        15,250             -        924,208
                                                     =============== ============= ============= ==============
  Total assets                                          $ 1,957,539     $ 988,187    $ (939,375)   $ 2,006,351
                                                     =============== ============= ============= ==============

  Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                      $    22,084     $   7,090    $        -    $    29,174
  Accounts payable - intercompany                             5,620        10,410       (16,030)             -
  Accrued expenses                                           43,117         5,618             -         48,735
  Income taxes payable                                        1,715         3,888             -          5,603
  Long-term debt, current portion                            29,875             -             -         29,875
                                                     --------------- ------------- ------------- --------------
   Total current liabilities                                102,411        27,006       (16,030)       113,387
Long-term debt, less current portion                        969,408       301,793             -      1,271,201
Notes payable - intercompany                                261,690        44,008      (305,698)             -
Other long-term liabilities                                   5,268             -             -          5,268
                                                     --------------- ------------- ------------- --------------
  Total liabilities                                       1,338,777       372,807      (321,728)     1,389,856
                                                     --------------- ------------- ------------- --------------
Commitments and contingencies
Stockholders' equity:
  Common stock                                                  597             -             -            597
  Paid-in capital                                           747,589       747,686      (746,182)       749,093
  Retained (deficit) earnings                              (107,649)     (110,531)      106,760       (111,420)
  Equity adjustment from foreign
   currency translation                                     (21,775)      (21,775)       21,775        (21,775)
                                                     --------------- ------------- ------------- --------------
  Total stockholders' equity                                618,762       615,380      (617,647)       616,495
                                                     --------------- ------------- ------------- --------------

  Total liabilities and stockholders' equity            $ 1,957,539     $ 988,187    $ (939,375)   $ 2,006,351
                                                     =============== ============= ============= ==============






                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     For the Six Months Ended June 30, 1998
                                   (unaudited)
                                 (in thousands)


                                                                        Non-
                                                        Guarantor       Guarantor
                                                        Companies       Companies    Eliminations   Consolidated
                                                        ---------       ---------    ------------   ------------

Operating revenue                                       $ 324,653      $ 25,105            $ -       $ 349,758
                                                        ---------     ---------       --------       ---------
Operating expenses:
  Cost of goods sold                                       82,168         2,853              -          85,021
  Bowling center operating expenses                       145,386        13,946              -         159,332
  Selling, general, and administrative expenses            32,514         2,333              -          34,847
  Depreciation and amortization                            53,464         3,458           (107)         56,815
                                                        ---------     ---------       --------       ---------
   Total operating expenses                               313,532        22,590           (107)        336,015
                                                        ---------     ---------       --------       ---------

Operating income                                           11,121         2,515            107          13,743
                                                        ---------     ---------       --------       ---------

Nonoperating expenses (income):
  Interest expense                                         50,546         3,059              -          53,605
  Other expenses, net                                          21         2,536              -           2,557
  Interest income                                            (888)         (182)             -          (1,070)
  Equity in loss (income) of subsidiaries                     989        31,942        (32,931)              -
                                                        ---------     ---------       --------       ---------
Total nonoperating expenses                                50,668        37,355        (32,931)         55,092
                                                        ---------     ---------       --------       ---------

Loss before income taxes                                  (39,547)      (34,840)        33,038         (41,349)
Provision (benefit) for income taxes                       (8,179)        1,639              -          (6,540)
                                                        ---------     ---------       --------       ---------

Net (loss) income before equity in loss of
   joint ventures                                         (31,368)      (36,479)        33,038         (34,809)
Equity in loss of joint ventures                           (1,563)            -              -          (1,563)
                                                        ---------     ---------       --------       ---------
Net (loss) income                                       $ (32,931)    $ (36,479)      $ 33,038       $ (36,372)
                                                        =========     =========       ========       =========







                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1998
                                   (unaudited)
                                 (in thousands)


                                                                                 Non-
                                                                    Guarantor  Guarantor
                                                                    Companies  Companies Eliminations Consolidated
                                                                    ---------  --------- ------------ ------------
  Cash flows from operating activities:
  Net loss                                                           $(32,931) $ (36,479)   $ 33,038    $(36,372)
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                      53,464     3,458         (107)     56,815
    Equity in loss of joint ventures                                    1,563         -            -       1,563
    Deferred income taxes                                                   -         -            -           -
    Amortization of bond discount                                      11,542     2,649            -      14,191
    Equity in earnings of subsidiaries                                    989    31,942      (32,931)          -
    Loss on the sale of property and equipment, net                       267         -            -         267
    Changes in assets and liabilities:
    Accounts and notes receivable                                       7,455     1,468            -       8,923
    Receivables and payables - affiliates                             230,381  (230,381)           -           -
    Inventories                                                       (13,835)      (73)           -     (13,908)
    Other assets                                                      (18,831)   (8,591)           -     (27,422)
    Accounts payable and accrued expenses                             (33,795)    4,417            -     (29,378)
    Income taxes payable                                                 (240)      554            -         314
    Other long-term liabilities                                          (126)        -            -        (126)
                                                                    ---------- ---------   ---------- -----------
   Net cash provided by (used in) operating activities                205,903  (231,036)           -     (25,133)
                                                                    ---------- ---------   ---------- -----------
  Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired              (106,573)  (46,218)           -    (152,791)
  Investments in and advances to joint ventures                        (5,377)        -            -      (5,377)
  Purchases of property and equipment                                 (25,839)   (1,846)           -     (27,685)
  Proceeds from sale of property and equipment                            193         -            -         193
                                                                    ---------- ---------   ---------- -----------
   Net cash used in investing activities                             (137,596)  (48,064)           -    (185,660)
                                                                    ---------- ---------   ---------- -----------
  Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs       166,500   322,141                  488,641
  Payments on long-term debt                                         (239,361)  (22,997)           -    (262,358)
  Issuance of shares                                                    1,042         -            -       1,042
  Noncompete obligations                                                 (423)        -            -        (423)
                                                                    ---------- ---------   ---------- -----------
   Net cash provided by (used in) financing activities                (72,242)  299,144            -     226,902
                                                                    ---------- ---------   ---------- -----------
   Effect of exchange rates on cash                                      (395)      369            -         (26)
                                                                    ---------- ---------   ---------- -----------
   Net (decrease) increase in cash                                     (4,330)   20,413            -      16,083
   Cash and cash equivalents at beginning of period                    33,457     2,333            -      35,790
                                                                    ---------- ---------   ---------- -----------
   Cash and cash equivalents at end of period                        $ 29,127  $ 22,746     $      -    $ 51,873
                                                                    ========== =========   ========== ===========

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in this report contains forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) the Company's ability to execute successfully acquisition opportunities and to integrate acquired operations into its business, (ii) the continued development and growth of new bowling markets and the Company's ability to continue to identify those markets and to generate sales of products in those markets, (iii) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (iv) the Company's ability to retain experienced senior management, (v) the ability of the Company to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on its indebtedness, (vi) the popularity of bowling as an activity in the United States and abroad, (vii) the continuation or worsening of economic difficulties currently being experienced by certain countries in the Asia Pacific region and (viii) fluctuations in currency exchange rates which affect translation of operating results. In addition, actual results may differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, including, among other things: (i) a decline in general economic conditions, (ii) an adverse judgment in pending or future litigation and (iii) increased competitive pressure from current competitors and future market entrants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. AMF Bowling undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Background

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and AMF Bowling's Condensed Consolidated Financial Statements (unaudited) included elsewhere herein.

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

General

     The Company is principally engaged in two business segments: (i) the ownership or operation of 413 U.S. bowling centers and 120 international bowling centers ("Bowling Centers"), including fourteen joint venture centers operated with third parties, as of June 30, 1998; and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products").

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The results of Bowling Centers for the first six months of 1998 reflect the inclusion of 154 centers acquired and one new center constructed since July 1, 1997.

Acquisitions

     The Company continued its aggressive bowling center acquisition program during the second quarter of 1998. While the Company will continue its acquisition and consolidation program, the number of centers acquired will be reduced over the next 12 months as the Company will become more selective in its acquisitions in response to lower EBITDA of Bowling Products and the demands of integration of newly acquired centers.The Company is engaged in ongoing evaluations of and discussions with third parties regarding possible bowling center acquisitions. Management's plans to expand the bowling center operations are subject to, among other things, the availability of funds and the continuation of favorable economic and financial conditions, which are generally not within the Company's control.

     From January 1, 1998 through June 30, 1998, the Company acquired 46 bowling centers in the United States, 15 centers in the United Kingdom and five centers in Australia from unrelated sellers. Between June 30, 1998 and July 31, 1998, the Company acquired six bowling center in the United States from unrelated sellers. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements for a discussion of these transactions.

                                AMF BOWLING, INC.
                             Selected Financial Data
                                   (unaudited)
                            (in millions of dollars)
                                                          Three Months              Six Months
                                                         Ended June 30,           Ended June 30,
                                                      --------------------     -------------------
                                                         1998        1997         1998       1997
                                                         ----        ----         ----       ----

Bowling Centers (before intersegment eliminations)
---------------
Operating revenue                                       $ 116.0     $ 92.6      $ 266.5    $ 201.1
                                                       --------    -------      -------     ------
Cost of goods sold
Bowling center operating expenses                          12.5        8.9         25.9       18.3
Selling, general, and administrative expenses              81.8       61.0        160.6      116.6
Depreciation and amortization                               1.6        1.6          3.1        3.2
Operating income (loss)                                    24.4       18.2         46.3       34.3
                                                       --------    -------      -------     ------
                                                         $ (4.3)     $ 2.9       $ 30.6     $ 28.7
                                                       ========    =======      =======     ======

Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                        $ 51.6     $ 72.7       $ 92.7    $ 124.7
Cost of goods sold                                         37.8       43.5         67.1       74.7
                                                       --------    -------      -------     ------
Gross profit                                               13.8       29.2         25.6       50.0
Selling, general, and administrative expenses              10.0        9.9         21.7       18.7
Depreciation and amortization                               5.6        5.1         11.0        9.9
                                                       --------    -------      -------     ------
Operating income  (loss)                                 $ (1.8)    $ 14.2       $ (7.1)    $ 21.4
                                                       ========    =======      =======     ======

Consolidated
------------
Operating revenue                                       $ 162.2    $ 160.5      $ 349.8    $ 318.1
                                                       --------    -------      -------     ------
Cost of goods sold                                         46.1       48.0         85.0       86.1
Bowling center operating expenses                          80.6       60.7        159.3      116.0
Selling, general, and administrative expenses              18.0       16.2         34.9       30.2
Depreciation and amortization                              30.1       22.9         56.9       43.4
                                                       --------    -------      -------     ------
Operating income (loss)                                   (12.6)      12.7         13.7       42.4
Interest expense, gross                                    27.6       29.8         53.6       57.5
Other expense, net                                          1.3        0.5          1.4        1.3
                                                       --------    -------      -------     ------
Loss before income taxes                                  (41.5)     (17.6)       (41.3)     (16.4)
Benefit for income taxes                                   (7.0)      (5.3)        (6.5)      (4.2)
                                                       --------    -------      -------     ------
Net loss before equity in loss of  joint ventures         (34.5)     (12.3)       (34.8)     (12.2)
Equity in loss of joint ventures                           (1.3)       -           (1.6)       -
                                                       --------    -------      -------     ------
Net loss                                                $ (35.8)   $ (12.3)     $ (36.4)   $ (12.2)
                                                       ========    =======      =======     ======

Selected Data:
--------------
   EBITDA
     Bowling Centers                                     $ 20.1     $ 21.1       $ 76.9     $ 63.0
     Bowling Products                                    $  3.8     $ 19.3       $  3.9     $ 31.3

   EBITDA margin
     Bowling Centers                                       17.3%      22.8%        28.9%      31.3%
     Bowling Products                                       7.4%      26.5%         4.2%      25.1%

Bowling Centers

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. Bowling Centers derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the six months ended June 30, 1998, bowling, food and beverage and other revenue represented 59.3%, 27.1% and 13.6% of total Bowling Centers revenue, respectively. For the six months ended June 30, 1997, bowling, food and beverage and other revenue represented 61.0%, 25.2% and 13.8% of total Bowling Centers revenue, respectively.

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

     Bowling Centers operating revenue increased $23.4 million, or 25.3%. An increase of $31.0 million is attributable to new centers, of which $25.8 million is from U.S. centers and $5.2 million is from international centers. Of these new centers, 154 centers were acquired and one center was constructed since July 1, 1997. Constant centers (centers in operation for at least one full fiscal year) operating revenue decreased $6.5 million, or 8.5%. U.S. constant centers revenue decreased $4.4 million primarily as a result of lower lineage (games per lane per day), orienting and integrating newly acquired centers and developing nationally branded chain development activities, and record-setting hot weather which adversely affected customer visits. International constant centers operating revenue decreased $2.1 million primarily due to unfavorable currency translation of results and the World Cup which adversely impacted revenue throughout Europe. On a constant exchange rate basis, international operating revenue would have increased $0.7 million in the second quarter of 1998 compared to the second quarter of 1997. A decrease of $1.1 million in total operating revenue was also attributable to ten centers which were closed since June 30, 1997.

     Cost of goods sold increased $3.6 million, or 40.4%, primarily as a result of the net increase in the number of centers.

     Operating expenses increased $20.8 million, or 34.1%. An increase of $21.7 million was attributable to the net increase in the number of centers and a decrease of $0.1 million was primarily attributable to constant centers. A decrease of $0.8 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 70.5% for the second quarter of 1998 compared to 65.9% for the second quarter of 1997. The 4.6% increase was primarily attributable to the lag in achieving cost reductions in newly acquired centers, expenses associated with nationally branded chain development activities and lower constant centers revenue on which certain fixed operating expenses became a higher percentage of revenue in the second quarter of 1998 compared to the second quarter of 1997. Generally, Bowling Centers operating expenses are a higher percentage of revenue in the second and third quarters as compared to the first and fourth quarters in which league play is significant.

     Selling, general and administrative expenses were flat in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997.

     EBITDA decreased $1.0 million, or 4.7%, primarily as a result of the effects of the decrease in constant centers revenue discussed above. Additionally, Bowling Centers EBITDA was impacted by the lag in achieving cost reductions in newly acquired centers, increased staffing and, internationally, by the unfavorable currency translation discussed above. EBITDA margin for the second quarter of 1998 was 17.3% compared to 22.8% in the second quarter of 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Bowling Centers operating revenue increased $65.4 million, or 32.5%. An increase of $78.1 million is attributable to 188 new centers which were acquired and one new center which was constructed after December 31, 1996, of which $71.0 million is from U.S. centers, and $7.1 million is from international centers. Constant centers operating revenue decreased $10.3 million, or 5.7%. U.S. constant centers revenue decreased $6.3 million primarily as a result of lower lineage (games per lane per day), orienting and integrating newly acquired centers and developing nationally branded chain development activities, and record-setting hot weather which adversely affected customer visits. International constant centers operating revenue decreased $4.0 million primarily due to unfavorable currency translation of results and the World Cup which adversely impacted revenue throughout Europe. On a constant exchange rate basis, international operating revenue would have increased $0.8 million in the first six months of 1998 compared to the first six months of 1997. A decrease of $2.4 million in total operating revenue was also attributable to ten centers which were closed since June 30, 1997.

     Cost of goods sold increased $7.6 million, or 41.5%, primarily as a result of the net increase in the number of centers.

     Operating expenses increased $44.0 million, or 37.7%. An increase of $45.2 million was attributable to the net increase in the number of centers and an increase of $0.7 million was primarily attributable to increased regional staffing costs and expenses associated with nationally branded chain development activities. A decrease of $1.9 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 60.3% for the first six months of 1998 compared to 58.0% for the first six months of 1997 primarily attributable to the lag in achieving cost reductions in newly acquired centers, expenses associated with nationally branded chain development activities and the higher fixed operating costs as a percentage of constant centers revenue which decreased in the second quarter of 1998.

     Selling, general and administrative expenses decreased $0.1 million, or 3.1%, primarily due to exchange rate fluctuations in the first quarter of 1998.

     EBITDA increased $13.9 million, or 22.1%, primarily as a result of the net increase in the number of centers. Additionally, Bowling Centers EBITDA was impacted by the lag in achieving cost reductions in newly acquired centers, increased staffing and, internationally, by the unfavorable currency translation discussed above. EBITDA margin for the first six months of 1998 was 28.9% compared to 31.3% in the first six months of 1997.

Bowling Products

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

     Bowling Products operating revenue decreased $21.1 million, or 29.0%. New Center Package (defined as all the equipment necessary to outfit one bowling lane) ("NCP" or "NCPs") revenue decreased $16.9 million, or 43.3%, and Modernization and Consumer Products (which includes modernization equipment, supplies, spare parts and consumable products) revenue decreased $4.2 million, or 12.5%. Operating results have been adversely impacted by current economic difficulties in certain markets of the Asia Pacific region which have reduced the level of shipments for NCPs and Modernization and Consumer Products sales. The Company believes that it has improved its competitive position in international markets with attractive long-term potential through increased investment and a more aggressive pricing strategy. The strong U.S. dollar also unfavorably affected pricing and financial statement translation. During the second quarter of 1998, Bowling Products recorded NCP shipments of 659 units compared to shipments of 1,172 units for the second quarter of 1997. The decrease in Modernization and Consumer Products revenue is primarily due to decreased sales to Japanese customers due to economic conditions and to U.S. customers who have delayed orders in anticipation of new product introductions.

     Gross profit decreased $15.4 million, or 52.7%, primarily as a result of the decreased levels of NCP shipments, the strong U.S. dollar and competitive pricing as discussed above and unabsorbed fixed overhead resulting from low production levels.

     Bowling Products selling, general and administrative expenses increased $0.1 million, or 1.0%. Bowling Products' reductions in selling, general and administrative expenses were offset by increased investment in international markets with long term potential.

     Bowling Products EBITDA decreased $15.5 million, or 80.3%, and the Bowling Products EBITDA margin decreased from 26.5% in the second quarter of 1997 to 7.4% in the second quarter of 1998 primarily as a result of the lower gross profit discussed above.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Bowling Products operating revenue decreased $32.0 million, or 25.7%. NCP revenue decreased $23.0 million, or 36.6%, and Modernization and Consumer Products revenue decreased $9.0 million, or 14.5%. Operating results have been adversely impacted by current economic difficulties in certain markets of the Asia Pacific region, the strong U.S. dollar and lower prices as discussed above. During the first six months of 1998, Bowling Products recorded NCP shipments of 1,163 units compared to shipments of 2,069 units for the first six months of 1997. The decrease in Modernization and Consumer Products revenue is primarily due to decreased sales to Japanese customers due to economic conditions and to U.S. customers who have delayed orders in anticipation of new product introductions.

     Gross profit decreased $24.4 million, or 48.8%, primarily as a result of the decreased levels of NCP shipments, the strong U.S. dollar and competitive pricing as discussed above and unabsorbed fixed overhead resulting from low production levels.

     Bowling Products selling, general and administrative expenses increased $3.0 million, or 16.0%, primarily as a result of increases of $1.0 million in advertising expenses and $1.9 million related to staffing. These increases are primarily related to increased investment in international markets with long term potential.

     Bowling Products EBITDA decreased $27.4 million, or 87.5%, and the Bowling Products EBITDA margin decreased from 25.1% in the first six months of 1997 to 4.2% in the first six months of 1998 as a result of the lower gross profit and increased selling, general and administrative expense discussed above.

Consolidated

Depreciation and Amortization

     Depreciation and amortization increased $7.2 million, or 31.4%, in the second quarter of 1998, and $13.5 million, or 31.1%, in the six months ended June 30, 1998 compared to the comparable periods in 1997. The increase for the second quarter and the six months was primarily attributable to depreciation of property and equipment of centers acquired since June 30, 1997. Incremental depreciation expense was also incurred as a result of capital expenditures.

Interest Expense

     Gross interest expense decreased $2.2 million, or 7.4%, in the second quarter of 1998, and $3.9 million, or 6.8%, in the six months ended June 30, 1998 compared to the comparable periods in 1997. Interest savings associated with the reduction of bank debt and the redemption of a portion of Bowling Worldwide's senior subordinated discount notes with proceeds of AMF Bowling's initial public offering (the "Initial Public Offering") were partially offset by interest incurred on increased levels of bank debt as a result of center acquisitions and the issuance of zero coupon convertible debentures (the "Debentures") on May 12, 1998. See "Liquidity and Capital Resources" for further discussion of the bank debt and the Debentures. Non-cash bond interest amortization totaled $8.4 million and $14.2 million for the quarter and six months ended June 30, 1998, respectively, compared to $8.5 million and $16.8 million for the quarter and six months ended June 30, 1997, respectively.

Net Loss

     Net losses in the second quarter and six months ended June 30, 1998 were $35.8 million and $36.4 million, respectively, compared to net losses of $12.3 million and $12.2 million in the second quarter and six months ended June 30, 1997, respectively. The decrease of $23.5 million in the second quarter was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation expense. The decrease of $24.2 million for the six months was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation expense. Additionally, the Company recorded $1.3 million and $1.6 million in equity in loss of joint ventures in the second quarter and six months ended June 30, 1998, respectively.

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

     As of December 31, 1997, the Company had net operating losses of approximately $110.0 million and foreign tax credits of $12.4 million which will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve as of June 30, 1998, for $15.6 million related to net operating losses and foreign tax credits that the Company does not expect will be utilized prior to their expirations.


Liquidity

     The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on June 30, 1998 was $96.3 million compared to $43.9 million as of December 31, 1997, an increase of $52.4 million. Increases in working capital were primarily attributable to an increase of $16.1 million in cash attributable to cash balances held to fund pending acquisitions, an increase of $14.7 million in inventory balances primarily due to new product introductions, a decrease of $12.4 in accounts payable and a decrease of $16.1 million in accrued expenses, and a net increase of $3.8 million in other current assets and liabilities. These increases in working capital were offset by a decrease in working capital caused by a decrease of $8.2 million in accounts receivable primarily as a result of lower Bowling Products sales, and an increase of $2.5 million in the current portion of long term debt.

     Net cash flows used in operating activities were $25.1 million for the six months ended June 30, 1998 compared to net cash flows provided of $8.2 million for the six months ended June 30, 1997, a decrease of $33.3 million. A decrease of $30.8 million was caused by decreased levels of accounts payable and accrued expenses, a decrease of $24.2 million was attributable to the net loss of $36.4 million recorded in the first six months of 1998 compared to a net loss of $12.2 million in the same period in 1997, a decrease of $2.6 million was attributable to lower levels of bond amortization resulting from the redemption of a portion of Bowling Worldwide's senior subordinated discount notes in connection with the Initial Public Offering, a decrease of $2.0 million was attributable to the decrease in income taxes payable, a decrease of $6.1 million was attributable to the decrease in other assets, and a net decrease of $7.8 million was attributable to changes in other operating activities. These decreases were offset by an increase of $26.8 million attributable to lower levels of accounts receivable and an increase of $13.4 million in depreciation and amortization.

     Net cash flows used in investing activities were $185.7 million for the six months ended June 30, 1998 compared to net cash flows used of $147.5 million for the six months ended June 30, 1997, an increase of $38.2 million. Bowling Center acquisition spending and purchases of property and equipment increased by $30.6 million and $2.1 million, respectively, in the first six months of 1998 compared to the same period in 1997. A total of $17.9 million was paid in the first half of 1998 for eight centers which were acquired in 1997. In the first six months of 1998, 66 centers were purchased compared to 64 centers in the same period in 1997. Investments in and advances to joint ventures totaled $5.4 million in the first six months of 1998 compared to no investments in or advances to joint ventures in the first six months of 1997. Other cash flows provided from investing activities increased $0.1 million. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activities.

     Net cash provided by financing activities was $226.9 million for the six months ended June 30, 1998 compared to net cash provided of $112.4 million for the six months ended June 30, 1997, an increase of $114.5 million. Proceeds from long term debt increased $355.1 million primarily as a result of the issuance of the Debentures on May 12, 1998 for gross proceeds of approximately $284.1 million. Borrowings under the Credit Agreement increased $71.0 million as a result of funding center acquisitions and working capital. Payments on long-term debt were higher by $242.1 million in 1998 compared to 1997 primarily because $249.6 million of the proceeds from the Debentures was used to pay down the Bank Facility under the Credit Agreement, and such repaid indebtedness is available for reborrowing. In accordance with the terms of the Credit Agreement, scheduled principal payments in the first six months of 1998 were $7.5 million lower than payments made in the same period in 1997. In the first six months of 1998, $1.7 million of Common Stock was issued, of which $1.2 million was attributable to shares issued in the Active West acquisition and $0.5 million was attributable to shares issued upon exercise of employee stock options. Expenses of the Initial Public Offering totaling $0.6 million were paid in the first half of 1998. Net cash flows provided by other financing activities increased $0.4 million. See "Note 5. Long-Term Debt", "Note 7. Employee Benefit Plans", and "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources".

     As a result of the aforementioned, cash increased by $16.1 million for the six months ended June 30, 1998 compared to a decrease of $26.9 million for the six months ended June 30, 1997.

     The net proceeds of the Debentures discussed above were approximately $273.1 million, of which $249.6 million was used to repay senior bank indebtedness under the Credit Agreement and $23.5 million was used for acquisitions and general corporate purposes. The senior bank indebtedness repaid remains available for reborrowing, subject to certain conditions, and such repayment and resulting ability to reborrow will enable the Company to incur additional indebtedness under the Credit Agreement to fund the Company's ongoing bowling center acquisition program and for other corporate purposes.

Capital Resources

     The Company's total indebtedness increased substantially as a result of the Acquisition and the Company's ongoing bowling center acquisition program. At June 30, 1998, the Company's debt structure consisted of $563.5 million of Senior Debt, $250.0 million of senior subordinated notes, $200.8 million of senior subordinated discount notes, and $286.8 million of Debentures. The Company's Senior Debt consisted of $433.5 million outstanding under the Term Facilities, $128.0 million outstanding under the Bank Facility and $2.0 million represented by one mortgage note. At June 30, 1998, the Company was also capitalized with equity of $616.5 million.

     The Company has the ability to borrow for general corporate purposes and for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At June 30, 1998, $227.0 million was available for borrowing under the Bank Facility. Between June 30, 1998 and July 31, 1998, additional borrowings under the Bank facility totaled $20.0 million and were used to fund the acquisitions of bowling centers described above and for general corporate purposes. At July 31, 1998, $148.0 million was outstanding under the Bank Facility.

     On May 12, 1998, AMF Bowling issued the Debentures for gross proceeds of approximately $284.1 million. The Debentures mature on May 12, 2018 and have a yield to maturity of 7% per annum. The Debentures were issued at an original price of $252.57 per $1,000 principal amount at maturity and are convertible at any time prior to maturity into shares of Common Stock at a conversion rate of
8.6734 shares per $1,000 principal amount at maturity. If held to maturity and not redeemed or repurchased by AMF Bowling, the Debentures will accrue to an aggregate principal amount at maturity of $1.125 billion. The Debentures are not entitled to a sinking fund. The Debentures are not redeemable at the option of AMF Bowling before May 12, 2003. Thereafter, the Debentures are redeemable for cash at the option of AMF Bowling at redemption prices specified in the Debentures.

              The Debentures will be purchased by AMF Bowling, at the option of holders of the Debentures, as of May 12, 2003, May 12, 2008 and May 12, 2013 for purchase prices specified in the Debentures. The Debentures may also be redeemed at the option of the holders of the Debentures upon the occurrence of a Change of Control (as defined in the Indenture) at redemption prices specified in the Debentures. AMF Bowling may elect to pay any such purchase price or redemption price in cash or Common Stock, or any combination thereof. In connection with the issuance of the Debentures, AMF Bowling has agreed to file a shelf registration statement in respect of the Debentures and the Common Stock issuable on conversion, redemption or repurchase thereof. If the shelf registration statement has not been filed within 90 days, or declared effective within 180 days, after May 12, 1998, AMF Bowling must pay liquidated damages as specified in the related registration rights agreement.

         AMF Bowling has reserved 9,757,575 shares of Common Stock for issuance upon conversion, redemption or repurchase of the Debentures.

     The Company has funded its cash needs through the Bank Facility as well as cash flow from operations. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the six months ended June 30, 1998, the Company incurred cash interest expense of $38.5 million, representing 54.5% of EBITDA for the period. For the six months ended June 30, 1997, the Company incurred cash interest expense of $39.8 million, representing 46.4% of EBITDA for the period.

     The indentures governing the senior subordinated notes and the senior subordinated discount notes and the provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of June 30, 1998, the Company is in compliance with all of its covenants.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of operations, management believes that available cash flow, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the senior subordinated notes and senior subordinated discount notes. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, or make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

Capital Expenditures

     For the six months ended June 30, 1998, the Company's capital expenditures were $27.7 million compared to $25.6 million for the six months ended June 30, 1997, an increase of $2.1 million. Bowling Centers maintenance and modernization expenditures increased $3.3 million attributable to the higher number of centers as a result of the Company's acquisition program, Bowling Products expenditures increased $3.6 million as a result of expenditures on production equipment for certain new products and equipment for international sales offices, and other expenditures increased $2.4 million. Expenditures on company-wide information systems decreased $3.1 million. Expenditures for the construction of the Chelsea Piers center totaled $4.1 million in 1997.

     The Company funds its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, the Bank Facility and issuances of common equity. The Company's management believes that after the issuance of the Debentures, the amount available under the Bank Facility will be adequate to fund the Company's ongoing acquisition program at least 12 months following the issuance of the Debentures. See "Note
8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources" for discussions of funding of acquisitions of new bowling centers and a description of the Debentures.

Seasonality and Cyclicality

     On a consolidated basis, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling centers, which operate across different regions of the U.S. and across 11 other countries, has provided stability to the Company's annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which the Company operates exhibit different seasonal sales patterns. As a result of the growing number of U.S. centers attributable to the Company's acquisition program, however, the seasonality described above is accentuated. In Australia, where the Company has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. The Company's cash flows are further stabilized by the location of many centers in regions where the climates have high average temperatures and high humidity. In the U.S., during the summer months when league bowling is generally less active, bowling centers in the southern U.S. generally show stronger performance compared to centers in other U.S. regions. See "Note 9. Business Segments" in the Notes to Condensed Consolidated Financial Statements.

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


International Operations

     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, and the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws.

     The Company has a history of operating in a number of international markets, in some cases, for over 30 years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate adversely impacts sales volume and profit margins during such periods.

     Current economic difficulties in certain markets of the Asia Pacific region have resulted in a reduction in the order rate, level of shipments and backlog for NCPs. Management believes that many Asia Pacific customers are delaying purchases of NCP and modernization equipment as they await the return of economic stability to their regions. As of June 30, 1998, the NCP backlog was 1,615 units, which represents a reduction of 28.4% compared to a backlog of 2,255 units as of June 30, 1997, and a reduction of 6.4% compared to a backlog of 1,725 units as of December 31, 1997.

     NCP unit sales to China, Japan and other Asia Pacific markets represented 51.5% for the six months ended June 30, 1998 compared to 72.7% for the year ended December 31, 1997. NCP unit backlog related to China, Japan and other Asia Pacific markets represented 63.4% of total NCP unit backlog at June 30, 1998 compared to 70.4% at December 31, 1997.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the six months ended June 30, 1998, revenue and EBITDA of international bowling centers represented 15.5% and 20.3% of consolidated results, respectively. For the six months ended June 30, 1997, revenue and EBITDA of international bowling centers represented 16.5% and 17.6% of consolidated results, respectively. For the year ended December 31, 1997, revenue and EBITDA of international bowling centers represented 14.6% and 16.0% of consolidated results, respectively.


Backlog: Recent NCP Sales

     The total backlog of NCPs was 1,615 units as of June 30, 1998, representing a reduction of 6.4% compared to 1,725 units as of December 31, 1997, and a reduction of 28.4% compared to 2,255 units as of June 30, 1997. NCP orders included in the backlog are sometimes cancelled by customers in the normal course of business. Accordingly, the Company has experienced, and expects to continue to experience, the cancellation of a portion of its NCP orders. NCP shipments were 1,163 units for the six months ended June 30, 1998, representing a reduction of 43.8% compared to shipments of 2,069 units for the six months ended June 30, 1997, largely attributable to the recent economic difficulties in the Asia Pacific region. See "--International Operations."

Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow.

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


Recent Accounting Pronouncements

     Effective for the fiscal year ended December 31, 1998, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132 "Employers' Disclosures About Pensions and Other Post-Retirement Benefits." Effective for the quarter ended June 30, 1999, the Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of these standards will have a material adverse impact on the Company's financial position or results of operations. See "Note 2. Significant Accounting Policies - Comprehensive Income" in the Notes to Condensed Consolidated Financial Statements regarding adoption of SFAS No. 130.

Year 2000

     The Company is currently developing and installing new worldwide financial, information, retail and operational systems. Worldwide system implementation is expected to be complete by December 31, 1999. In connection with this implementation, system programs have been designed so that the year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. As of June 30, 1998, the Company spent a total of $15.6 million on systems installation. The Company expects to spend an additional $4.6 million to complete the installation. In addition, the Company sells automatic scoring that is computerized and has developed a software program for a cost to the Company of approximately $50,000 that will address the year 2000 issue in its automatic scoring. This software will be made available to customers with service contracts at no cost and will be sold to customers without service contracts. The Company believes that the year 2000 issue is being appropriately addressed through the implementation of these new systems and software development and does not expect the year 2000 issue to have a material adverse impact on the financial position, results of operations or cash flows in future periods.






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

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      Annual Meeting held May 19, 1998.

         (b)      Not applicable.

         (c) There were 59,694,244 shares of AMF Bowling common stock outstanding as of March 23, 1998, the record date for the 1998 annual meeting of shareholders. A total of 52,449,919 shares were voted. All of management's nominees for directors of the corporation were elected with the following vote:

                                                          Votes        Broker
Nominee                                 Votes For         Withheld     Non-Votes
-------                                 ---------         --------     ---------

Richard A. Friedman                     52,348,407          101,512        0
Douglas J. Stanard                      52,344,507          105,412        0
Stephen E. Hare                         52,349,582          100,337        0
Terence M. O'Toole                      52,347,157          102,762        0
Peter M. Sacerdote                      52,348,407          101,512        0
Charles M. Diker                        52,349,332          100,587        0
Paul B. Edgerley                        52,348,482          101,437        0
Howard A. Lipson                        52,147,782          302,137        0
Thomas R. Wall, IV                      52,200,707          249,212        0

         The adoption of the AMF Bowling, Inc. 1998 Stock Incentive Plan was approved by the shareholders with the following vote:

                                 Votes                                Broker
              Votes For          Against           Abstentions        Non-Votes
              ---------          -------           -----------        ---------

             47,545,617          4,215,170           7,393             681,739

                  The appointment of Arthur Andersen LLP as AMF Bowling's independent public accountants to audit the consolidated financial statements of AMF Bowling for the fiscal year 1998 was ratified by its shareholders with the following vote:

                                 Votes                                Broker
              Votes For          Against           Abstentions        Non-Votes
              ---------          -------           -----------        ---------

             52,442,749          4,400               2,770               0


         (d)      Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
         27.1 Financial Data Schedule for the six months ended June 30, 1998.

(b) Reports on Form 8-K:
         1. A current report was filed April 27, 1998 regarding the announcement of a private offering of zero coupon convertible debentures.

         2. A current report was filed on May 8, 1998 describing the pricing of the previously announced zero coupon convertible debentures.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling, Inc.
(Registrant)


 /s/ Stephen E. Hare                                 August 7, 1998
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer


 /s/ Michael P. Bardaro                              August 7, 1998
---------------------------------
Michael P. Bardaro
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)