Form 10-Q
period 1998-09-30
AMF BOWLING INC
filed 1998-11-05
CIK 1044612

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                  FORM 10 - Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998
                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

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
                                       ---      ---

At October 23, 1998, 59,747,550 shares of common stock, par value of $.01, of the Registrant were outstanding.

                                     PART I
Item 1. Financial Statements

                       AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                   September 30,       December 31,
                                                                        1998               1997
                                                                   -------------       ------------
                                                                    (unaudited)
  Assets
  ------
Current assets:
  Cash and cash equivalents                                        $   54,185         $   35,790
  Accounts and notes receivable, net of allowance for
   doubtful accounts of $5,146 and $5,012, respectively                78,485             73,991
  Inventories                                                          71,767             56,568
  Deferred taxes and other current assets                              21,994             17,049
                                                                   ----------         ----------
   Total current assets                                               226,431            183,398
Property and equipment, net                                           874,497            750,885
Leasehold interests, net                                               44,122             47,180
Deferred financing costs, net                                          28,782             18,911
Goodwill, net                                                         772,991            772,348
Investments in and advances to joint ventures                          22,581             19,999
Other assets                                                           70,075             39,331
                                                                   ----------         ----------
  Total assets                                                     $2,039,479         $1,832,052
                                                                   ==========         ==========

  Liabilities and Stockholders' Equity
  ------------------------------------
Current liabilities:
  Accounts payable                                                 $   34,136         $   41,583
  Accrued expenses                                                     47,486             64,865
  Income taxes payable                                                  2,919              5,644
  Long-term debt, current portion                                      30,501             27,376
                                                                   ----------         ----------
   Total current liabilities                                          115,042            139,468
Long-term debt, less current portion                                1,337,921          1,033,223
Other long-term liabilities                                             6,646              5,333
                                                                   ----------         ----------
  Total liabilities                                                 1,459,609          1,178,024
                                                                   ----------         ----------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01, 200,000,000 shares authorized,
   59,747,550 and 59,630,000 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively)                597                596
  Paid-in capital                                                     749,303            748,053
  Retained deficit                                                   (147,090)           (75,048)
  Accumulated other comprehensive income                              (22,940)           (19,573)
                                                                   ----------         ----------
  Total stockholders' equity                                          579,870            654,028
                                                                   ----------         ----------

  Total liabilities and stockholders' equity                       $2,039,479         $1,832,052
                                                                   ==========         ==========



  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)



                                                              Three Months                   Nine Months
                                                           Ended September 30,            Ended September 30,
                                                           -------------------            -------------------
                                                           1998          1997             1998          1997
                                                           ----          ----             ----          ----
Operating revenue                                        $172,525      $187,526         $522,283     $505,594
                                                         --------      --------         --------     --------

Operating expenses:
 Cost of goods sold                                        54,077        64,396          139,098      150,480
 Bowling center operating expenses                         83,483        65,123          242,815      181,161
 Selling, general, and administrative expenses             17,174        17,054           52,021       47,226
 Depreciation and amortization                             30,929        23,387           87,744       66,811
                                                         --------      --------         --------     --------
 Total operating expenses                                 185,663       169,960          521,678      445,678
                                                         --------      --------         --------     --------

 Operating income (loss)                                  (13,138)       17,566              605       59,916
                                                         --------      --------         --------     --------

Nonoperating expenses (income):
 Interest expense                                          30,852        31,727           84,457       89,181
 Other expenses, net                                        5,261         1,255            7,818        3,623
 Interest income                                             (376)         (453)          (1,446)      (1,579)
                                                         --------      --------         --------     --------
 Total nonoperating expenses                               35,737        32,529           90,829       91,225
                                                         --------      --------         --------     --------

 Loss before income taxes                                 (48,875)      (14,963)         (90,224)     (31,309)
 Benefit for income taxes                                 (14,548)       (4,714)         (21,088)      (8,896)
                                                         --------      --------         --------     --------

 Net loss before equity in loss of joint ventures         (34,327)      (10,249)         (69,136)     (22,413)
 Equity in loss of joint ventures                          (1,343)            -           (2,906)           -
                                                         ========       ========         ========     ========

 Net loss                                                $(35,670)     $(10,249)        $(72,042)    $(22,413)
                                                         ========      ========         ========     ========


 Net loss per share - basic and diluted                  $  (0.60)     $  (0.24)        $  (1.21)    $  (0.53)
                                                         ========      ========         ========     ========
 Weighted average shares outstanding                       59,744        42,636           59,707       42,396
                                                         ========      ========         ========     ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                             Nine Months
                                                                          Ended September 30,
                                                                         --------------------
                                                                          1998          1997
                                                                          ----          ----
Cash flows from operating activities:
  Net loss                                                             $ (72,042)    $ (22,413)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                         87,744        66,811
    Equity in loss of joint ventures                                       2,906             -
    Deferred income taxes                                                (27,031)       (2,912)
    Amortization of bond discount                                         25,178        25,507
    Loss on the sale of property and equipment, net                        5,856            96
    Changes in assets and liabilities:
     Accounts and notes receivable, net                                   (4,784)      (35,326)
     Inventories                                                         (14,221)      (19,857)
     Other assets                                                        (29,561)      (18,206)
     Accounts payable and accrued expenses                               (23,080)        4,992
     Income taxes payable                                                 (2,344)        4,270
     Other long-term liabilities                                           1,650        (1,506)
                                                                       ---------     ---------
   Net cash (used in) provided by operating activities                   (49,729)        1,456
                                                                       ---------     ---------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired                 (168,865)     (192,395)
  Investments in and advances to joint ventures                           (2,583)            -
  Purchases of property and equipment                                    (47,739)      (42,589)
  Proceeds from the sale of property and equipment                            29         3,644
                                                                       ---------     ---------
   Net cash used in investing activities                                (219,158)     (231,340)
                                                                       ---------     ---------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs          548,641       210,000
  Payments on long-term debt                                            (266,014)      (25,782)
  Repurchase of common shares                                                  -          (500)
  Capital contribution                                                         -        35,600
  Issuance of common shares                                                1,253             -
  Payments of noncompete obligations                                        (589)         (478)
                                                                       ---------     ---------
   Net cash provided by financing activities                             283,291       218,840
                                                                       ---------     ---------
   Effect of exchange rates on cash                                        3,991          (587)
                                                                       ---------     ---------
   Net increase (decrease) in cash                                        18,395       (11,631)
   Cash and cash equivalents at beginning of period                       35,790        43,568
                                                                       ---------     ---------
   Cash and cash equivalents at end of period                          $  54,185     $  31,937
                                                                       =========     =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the December 31, 1997 and 1996 audited consolidated financial statements of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") presented in AMF Bowling's Form 10-K Annual Report for the fiscal year ended December 31, 1997 filed with the U.S. Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 416 U.S. bowling centers and 123 international bowling centers ("Bowling Centers"), including fifteen joint venture centers described in "Note 8. Acquisitions", as of September 30, 1998, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators.

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

     As of September 30, 1998, the Company has acquired 256 bowling centers and constructed one bowling center since the Acquisition for a combined purchase price of $491.7 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement, and issuances of Common Stock. See "Note 8. Acquisitions".

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 2.  Significant Accounting Policies

Basis of Presentation

     The condensed consolidated results of operations of the Company have been presented for the three months and nine months ended September 30, 1998 and 1997, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 8. Acquisitions", and in accordance with the purchase method of accounting for all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $5,123 and $15,177 for the three months and nine months ended September 30, 1998, and $4,958 and $14,818 for the three months and nine months ended September 30, 1997, respectively.

Comprehensive Income

     Effective January 1, 1998, the Company adopted, as required, Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." Comprehensive loss was $36,835 and $75,409 for the three months and nine months ended September 30, 1998, respectively, and $13,486 and $30,665 for the three months and nine months ended September 30, 1997, respectively.


Note 3.   Inventories

     Inventories at September 30, 1998, and December 31, 1997 consisted of the following:



                                           September 30,       December 31,
                                               1998                1997
                                           -------------       ------------
                                            (unaudited)
    Bowling Products, at FIFO:
     Raw materials                            $13,052             $15,283
     Work in progress                           1,892               2,279
     Finished goods and spare parts            48,452              33,082
    Bowling Centers, at average cost:
     Merchandise and spare parts                8,371               5,924
                                              -------             -------
                                              $71,767             $56,568
                                              =======             =======

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.   Property and Equipment

     Property and equipment at September 30, 1998, and December 31, 1997, consisted of the following:



                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   -----------
                                                     (unaudited)
    Land                                             $  131,150       $113,629
    Buildings and improvements                          351,477        280,046
    Equipment, furniture and fixtures                   537,305        444,437
    Other                                                13,302          7,282
                                                     ----------       --------
                                                      1,033,234        845,394
    Less: accumulated depreciation and amortization    (158,737)       (94,509)
                                                     ----------       --------
                                                     $  874,497       $750,885
                                                     ==========       ========


     Depreciation and amortization expense related to property and equipment was $22,985 and $65,480 for the three months and nine months ended September 30, 1998, respectively, and $15,941 and $46,816 for the three months and nine months ended September 30, 1997, respectively.

Note 5. Long-Term Debt

     Long-term debt at September 30, 1998, and December 31, 1997 consisted of the following:



                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                     (unaudited)
    Bank debt                                        $  617,846     $  619,362
    Senior subordinated notes                           250,000        250,000
    Senior subordinated discount notes                  206,829        189,261
    Zero coupon convertible debentures                  291,762            -
    Mortgage and equipment notes                          1,985          1,976
                                                     -----------    ----------
     Total debt                                       1,368,422      1,060,599
    Current maturities                                  (30,501)       (27,376)
                                                     ----------     ----------
     Total long-term debt                            $1,337,921     $1,033,223
                                                     ==========     ==========


     The Company's bank debt (the "Senior Debt") was incurred pursuant to a credit agreement, dated as of May 1, 1996, which was amended and restated in connection with the Initial Public Offering, as of November 3, 1997, as the Credit Agreement among Bowling Worldwide and its lenders. The Credit Agreement provides for (i) three senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) the Bank Facility which provides for borrowings up to $355.0 million on a revolving basis. At September 30, 1998, amounts outstanding under the Term Facilities and Bank Facility were $429.8 million and $188.0 million, respectively.

          On September 30, 1998, the Third Amended and Restated Credit Agreement was amended by Amendment No. 1 and Waiver (the "Amendment and Waiver") in which certain financial covenants were adjusted, and certain restrictions on the Company's operations were imposed, for the third and fourth quarters of 1998 and the year 1999. In addition, for the third and fourth quarters of 1998 and the year 1999, borrowings to finance acquisitions are substantially restricted and limits have been placed on the Company's ability to make capital expenditures, investments and acquisitions.

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

         The Debentures will be purchased by AMF Bowling, at the option of holders of the Debentures, as of May 12, 2003, May 12, 2008 and May 12, 2013 for purchase prices specified in the Debentures. The Debentures may also be redeemed at the option of the holders of the Debentures upon the occurrence of a Change of Control (as defined in the Indenture) at redemption prices specified in the Debentures. AMF Bowling may elect to pay any such purchase price or redemption price in cash or Common Stock, or any combination thereof. In connection with the issuance of the Debentures, AMF Bowling has filed a shelf registration statement in respect of the Debentures and the Common Stock issuable on conversion, redemption or repurchase thereof. If the shelf registration statement has not been declared effective within 180 days, after May 12, 1998, AMF Bowling must pay liquidated damages as specified in the related registration rights agreement.

     AMF Bowling has reserved 9,757,575 shares of Common Stock for issuance upon conversion, redemption or repurchase of the Debentures, based on the Common Stock price at the time of issuance of the Debentures.

     The net proceeds of the Debentures were approximately $273.6 million, of which $249.6 million was used to repay senior bank indebtedness under the Credit Agreement and $24.0 million was used for acquisitions and general corporate purposes.

Note 6.  Commitments and Contingencies

Litigation and Claims

     AMF Bowling Products, Inc., an indirect subsidiary of AMF Bowling ("AMF Bowling Products"), is a defendant in an action pending in the Harbin Intermediate People's Court in Heilongiiang, China. Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed the action in June 1998 to recover $1,748,000 from AMF Bowling Products. Hai Heng purchased 38 NCPs and asserts that the poor quality of 38 NCPs entitles it to recover the purchase price thereof. Although Hai Heng has not amended its initial complaint, in a recent hearing before the Court, Hai Heng stated that its damages could be in the range of approximately $3,000,000 to $4,000,000 and noted lost profits and the cost of storage for the NCPs as the basis for such damages. The Company believes Hai Heng's claim is a warranty issue and that Hai Heng is not entitled to recover the purchase price, lost profits or the cost of storage.

      The Court attached $871,000 of cash and inventory in AMF Bowling
Products' warehouses and bank account in Beijing. AMF Bowling Products may not dispose of these assets until the action is concluded. Management does not believe that this attachment has interfered with the Company's operations in China. AMF Bowling Products is vigorously defending the claim. Management of the Company does not expect a decision to be rendered by the Court until 1999. If an adverse decision is rendered, AMF Bowling Products has the right to appeal to a higher court for a new trial. Management does not believe that the outcome of the action will have a material adverse impact on the financial position of the Company.

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


Note 7.  Employee Benefit Plans

AMF Bowling, Inc. 1996 Stock Incentive Plan

     The total number of shares of Common Stock ("Stock Options") initially reserved and available for grant under the AMF Bowling, Inc. 1996 Stock Incentive Plan (the "1996 Plan") was 1,767,151. At September 30, 1998, the number of Stock Options outstanding to senior management, other employees, consultants and directors totaled 1,394,550 at an exercise price of $10.00 per share. In addition to Stock Options outstanding under the 1996 Plan, 130,000 Stock Options granted to Douglas J. Stanard on May 1, 1996 were outstanding at September 30, 1998. Of the total Stock Options awarded under the 1996 Plan, 469,150 were exercisable at September 30, 1998, and 21,100 and 67,550 were exercised in the three months and nine months ended September 30, 1998, respectively. Forfeited Stock Options under the 1996 Plan totaled 358,900 through September 30, 1998. There were 305,051 shares of Common Stock available for grant under the 1996 Plan as of September 30, 1998.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

AMF Bowling, Inc. 1998 Stock Incentive Plan

     Under the AMF Bowling, Inc. 1998 Stock Incentive Plan (the "1998 Plan"), AMF Bowling may grant incentive awards in the form of restricted stock awards, Stock Options and stock appreciation rights in substantially the same manner as provided under the 1996 Plan. Two million shares of Common Stock have been reserved and will be available for issuance under the 1998 Plan. In addition, shares of Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as awards pursuant to the 1998 Plan. As of September 30, 1998, options to purchase 78,400 shares were granted under the 1998 Plan.


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

     From January 1, 1998 through September 30, 1998, the Company acquired 55 centers in the United States, 15 centers in the United Kingdom, six centers in Australia and one center in France from unrelated sellers, including 15 centers from Active West, Inc. ("Active West") and the Playcenter joint venture opened one new bowling center in Brazil. The aggregate purchase price was approximately $151.0 million, including $130.1 million funded with borrowings under the Bank Facility and, with respect to the Active West acquisition, the issuance of 50,000 shares of Common Stock.

     Between September 30, 1998 and October 23, 1998, the Company acquired one center in the United States and two centers in Australia and sold one center in Switzerland. As a result of these acquisitions and the sale of the Swiss center, and after giving effect to the closing of 17 U.S. centers and one international center since the Acquisition, the Company owned or operated 417 U.S. bowling centers and 124 international bowling centers as of October 23, 1998. As of October 23, 1998, the Company had no commitments regarding the acquisition of additional bowling centers.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9.  Business Segments

     The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended September 30, 1998 and 1997, respectively, is presented below (in millions):


                                                          Three Months Ended September 30, 1998 (unaudited)
                                         --------------------------------------------------------------------------------------
                                             Bowling Centers              Bowling Products
                                         ------------------------       ------------------------
                                                 Inter-     Sub-                Inter-    Sub-                 Elim-
                                         U.S.   national    total       U.S.   national   total   Corporate   inations    Total
                                         ----   --------    -----       ----   --------   -----   ---------   --------    -----
Revenue from unaffiliated customers     $ 87.4   $ 29.9   $  117.3    $ 26.9    $28.3    $ 55.2    $ -        $ -        $  172.5
Intersegment sales                         -        -          -         2.9      1.9       4.8      -          -             4.8
Operating income (loss)                   (9.5)     3.1       (6.4)      0.6     (1.5)     (0.9)    (6.0)       0.2         (13.1)
Identifiable assets                      912.4    366.7    1,279.1     649.6     79.5     729.1     29.2        2.1       2,039.5
Depreciation and amortization             19.9      5.4       25.3       5.2      0.3       5.5      0.4       (0.3)         30.9
Capital expenditures                      15.2      2.9       18.1       1.7      0.1       1.8      0.1        -            20.0
Research and development expense           -        -          -         -        -         -        -          -             -



                                                          Three Months Ended September 30, 1997 (unaudited)
                                         --------------------------------------------------------------------------------------
                                             Bowling Centers              Bowling Products
                                         ------------------------       ------------------------
                                                 Inter-     Sub-                Inter-    Sub-                 Elim-
                                         U.S.   national    total       U.S.   national   total   Corporate   inations    Total
                                         ----   --------    -----       ----   --------   -----   ---------   --------    -----
Revenue from unaffiliated customers     $ 69.4   $ 27.4   $   96.8    $ 34.4    $ 56.3   $ 90.7    $ -        $ -        $  187.5
Intersegment sales                         -        -          -         1.8       1.7      3.5      -          -             3.5
Operating income (loss)                   (1.3)     3.3        2.0      13.8       5.3     19.1     (3.7)       0.1          17.5
Identifiable assets                      795.0    307.0    1,102.0     646.2      52.8    699.0     17.2        0.8       1,819.0
Depreciation and amortization             14.2      4.8       19.0       4.5       0.2      4.7      -         (0.3)         23.4
Capital expenditures                      11.9      1.7       13.6       1.7       0.1      1.8      1.8       (0.2)         17.0
Research and development expense           -        -          -         0.3       -        0.3      -          -             0.3

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Information concerning operations in these businesses for the nine months ended September 30, 1998 and 1997, respectively, is presented below (in millions):




                                                          Nine Months Ended September 30, 1998 (unaudited)
                                         --------------------------------------------------------------------------------------
                                             Bowling Centers              Bowling Products
                                         ------------------------       ------------------------
                                                 Inter-     Sub-                Inter-    Sub-                 Elim-
                                         U.S.   national    total       U.S.   national   total   Corporate   inations    Total
                                         ----   --------    -----       ----   --------   -----   ---------   --------    -----
Revenue from unaffiliated customers     $299.6   $ 84.2   $  383.8    $ 63.7    $74.8    $138.5    $  -       $ -        $  522.3
Intersegment sales                         -        -          -        10.5      3.7      14.2       -         -            14.2
Operating income (loss)                   15.5      8.7       24.2      (3.1)    (4.9)     (8.0)    (16.6)      1.0           0.6
Identifiable assets                      912.4    366.7    1,279.1     649.6     79.5     729.1      29.2       2.1       2,039.5
Depreciation and amortization             56.8     14.8       71.6      15.5      1.0      16.5       1.0      (1.3)         87.8
Capital expenditures                      32.8      7.0       39.8       6.9      0.8       7.7       0.2       -            47.7
Research and development expense           -        -          -         0.2      -         0.2       -         -             0.2




                                                          Nine Months Ended September 30, 1997 (unaudited)
                                         --------------------------------------------------------------------------------------
                                             Bowling Centers              Bowling Products
                                         ------------------------       ------------------------
                                                 Inter-     Sub-                Inter-    Sub-                 Elim-
                                         U.S.   national    total       U.S.   national   total   Corporate   inations    Total
                                         ----   --------    -----       ----   --------   -----   ---------   --------    -----
Revenue from unaffiliated customers     $218.1   $ 79.8   $  297.9    $ 82.1    $125.6   $ 207.7   $ -        $ -        $  505.6
Intersegment sales                         -        -          -         7.1       4.1      11.2     -          -            11.2
Operating income (loss)                   21.5      9.2       30.7      29.9      10.6      40.5   (12.0)       0.7          59.9
Identifiable assets                      795.0    307.0    1,102.0     646.2      52.8     699.0    17.2        0.8       1,819.0
Depreciation and amortization             39.3     14.0       53.3      13.8       0.8      14.6     -         (1.1)         66.8
Capital expenditures                      30.9      4.7       35.6       3.6       0.5       4.1     3.3       (0.4)         42.6
Research and development expense           -        -          -         1.0       -         1.0     -          -             1.0



Note 10.  Condensed Consolidating Financial Statements

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet as of September 30, 1998, and condensed consolidating statements of income and cash flows for the nine months ended September 30, 1998 and (ii) elimination entries necessary to combine the entities comprising the Company.

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

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of September 30, 1998
                                  (unaudited)
                                 (in thousands)


                                                                      Non-
                                                     Guarantor     Guarantor
                                                     Companies     Companies    Eliminations   Consolidated
                                                     ---------     ---------    ------------   ------------
 Assets
 ------
Current assets:
 Cash and cash equivalents                           $   43,079    $  11,106    $       -       $   54,185
 Accounts and notes receivable, net
  of allowance for doubtful accounts                     78,107          378            -           78,485
 Accounts receivable - intercompany                      11,281        8,928        (20,209)           -
 Inventories                                             70,716        1,051            -           71,767
 Deferred taxes and other current assets                 18,420        3,574            -           21,994
                                                     ----------    ---------    -----------     ----------
  Total current assets                                  221,603       25,037        (20,209)       226,431
Notes receivable - intercompany                          43,501        5,663        (49,164)           -
Property and equipment, net                             793,132       80,197          1,168        874,497
Investment in subsidiaries                               20,300      824,488       (844,788)           -
Goodwill and other assets                               915,068       23,483            -          938,551
                                                     ----------    ----------    ----------     ----------
 Total assets                                        $1,993,604    $ 958,868    $  (912,993)    $2,039,479
                                                     ==========    =========    ===========     ==========

 Liabilities and Stockholders' Equity
 ------------------------------------
Current liabilities:
 Accounts payable                                    $   28,470    $   5,666    $       -       $   34,136
 Accounts payable - intercompany                          8,928       11,281        (20,209)           -
 Accrued expenses                                        39,697        7,789            -           47,486
 Income taxes payable                                       934        1,985            -            2,919
 Long-term debt, current portion                         30,501          -              -           30,501
                                                     ----------    ---------    -----------     ----------
  Total current liabilities                             108,530       26,721        (20,209)       115,042
Long-term debt, less current portion                  1,029,143      308,778            -        1,337,921
Notes payable - intercompany                              5,663       43,501        (49,164)           -
Other long-term liabilities                               5,480        1,166            -            6,646
                                                     ----------    ---------    -----------     ----------
 Total liabilities                                    1,148,816      380,166        (69,373)     1,459,609
                                                     ----------    ---------    -----------     ----------
Commitments and contingencies
Stockholders' equity:
 Common stock                                               597          -              -              597
 Paid-in capital                                      1,005,716      747,896     (1,004,309)       749,303
 Retained (deficit) earnings                           (138,585)    (146,254)       137,749       (147,090)
 Accumulated other
  comprehensive income                                  (22,940)     (22,940)        22,940        (22,940)
                                                     ----------    ---------    -----------     ----------
 Total stockholders' equity                             844,788      578,702       (843,620)       579,870
                                                     ----------    ---------    -----------     ----------

 Total liabilities and stockholders' equity          $1,993,604    $ 958,868    $  (912,993)    $2,039,479
                                                     ==========    =========    ===========     ==========

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)
                                 (in thousands)



                                                                      Non-
                                                     Guarantor     Guarantor
                                                     Companies     Companies    Eliminations   Consolidated
                                                     ---------     ---------    ------------   ------------
Operating revenue                                    $482,904      $ 39,379     $    -          $522,283
                                                     --------      --------     --------        --------

Operating expenses:
 Cost of goods sold                                   134,672         4,426          -           139,098
 Bowling center operating expenses                    220,245        22,570          -           242,815
 Selling, general, and administrative expenses         45,587         6,434          -            52,021
 Depreciation and amortization                         82,181         5,723         (160)         87,744
                                                     --------      --------     --------        --------
  Total operating expenses                            482,685        39,153         (160)        521,678
                                                     --------      --------     --------        --------

Operating income                                          219           226          160             605
                                                     --------      --------     --------        --------

Nonoperating expenses (income):
 Interest expense                                      75,246         9,211          -            84,457
 Other expenses, net                                    6,893           925          -             7,818
 Interest income                                       (1,201)         (245)         -            (1,446)
 Equity in loss (income) of subsidiaries                2,613        61,746      (64,359)            -
                                                     --------      --------     --------        --------
Total nonoperating expenses                            83,551        71,637      (64,359)         90,829
                                                     --------      --------     --------        --------

Loss before income taxes                              (83,332)      (71,411)      64,519         (90,224)
Provision (benefit) for income taxes                  (18,973)       (2,115)         -           (21,088)
                                                     --------      --------     --------        --------

Net (loss) income before equity in loss of
 joint ventures                                       (64,359)      (69,296)      64,519         (69,136)
Equity in loss of joint ventures                          -          (2,906)         -            (2,906)
                                                     --------      --------     --------        --------
Net (loss) income                                   $ (64,359)    $ (72,202)    $ 64,519        $(72,042)
                                                    =========     =========     ========        ========

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1998
                                  (unaudited)
                                 (in thousands)



                                                                                     Non-
                                                                    Guarantor     Guarantor
                                                                    Companies     Companies    Eliminations   Consolidated
                                                                    ---------     ---------    ------------   ------------
Cash flows from operating activities:
 Net loss                                                           $ (64,359)    $ (72,202)   $ 64,519        $ (72,042)
 Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                       82,181         5,723        (160)          87,744
   Equity in loss of joint ventures                                     2,906           -           -              2,906
   Deferred income taxes                                              (27,067)           36         -            (27,031)
   Amortization of bond discount                                       17,557         7,621         -             25,178
   Equity in earnings of subsidiaries                                   2,613        61,746     (64,359)             -
   Loss on the sale of property and equipment, net                      5,856           -           -              5,856
   Changes in assets and liabilities:
    Accounts and notes receivable                                      (5,798)        1,014         -             (4,784)
    Receivables and payables - affiliates                             (21,661)       21,661         -                -
    Inventories                                                       (14,102)         (119)        -            (14,221)
    Other assets                                                      (11,835)      (17,726)        -            (29,561)
    Accounts payable and accrued expenses                             (27,898)        4,818         -            (23,080)
    Income taxes payable                                               (1,993)         (351)        -             (2,344)
    Other long-term liabilities                                         1,553            97         -              1,650
                                                                    ---------     ---------    --------        ---------
  Net cash provided by (used in) operating activities                 (62,047)       12,318         -            (49,729)
                                                                    ---------     ---------    --------        ---------

Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired               (120,647)      (48,218)        -           (168,865)
 Investments in and advances to joint ventures                         (2,583)          -           -             (2,583)
 Investment in subsidiaries                                               -        (258,417)        -           (258,417)
 Purchases of property and equipment                                  (45,158)       (2,581)        -            (47,739)
 Proceeds from sale of property and equipment                              29           -           -                 29
                                                                    ---------     ---------    --------        ---------
  Net cash used in investing activities                              (168,359)     (309,216)        -           (477,575)
                                                                    ---------     ---------    --------        ---------

Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs        224,500       324,141         -            548,641
 Payments on long-term debt                                          (243,017)      (22,997)        -           (266,014)
 Capital contribution from Parent                                     258,417           -           -            258,417
 Issuance of shares                                                     1,253           -           -              1,253
 Noncompete obligations                                                  (589)          -           -               (589)
                                                                    ---------     ---------    --------        ---------
  Net cash provided by financing activities                           240,564       301,144         -            541,708
                                                                    ---------     ---------    --------        ---------
  Effect of exchange rates on cash                                       (536)        4,527         -              3,991
                                                                    ---------     ---------    --------        ---------
  Net increase in cash                                                  9,622         8,773         -             18,395
  Cash and cash equivalents at beginning of period                     33,457         2,333         -             35,790
                                                                    ---------     ---------    --------        ---------
  Cash and cash equivalents at end of period                        $  43,079     $  11,106    $    -          $  54,185
                                                                    =========     =========    ========        =========

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         Information in this report contains forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans and objectives of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) the Company's ability to integrate acquired operations into its business, (ii) the Company's ability to execute its long term strategies, including to identify, finance and execute further acquisitions, (iii) the development and growth of new bowling markets and the Company's ability to identify those markets and to generate sales of products in those markets, (iv) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (v) the Company's ability to retain experienced senior management, (vi) the ability of AMF Bowling and its subsidiaries to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on their indebtedness, (vii) the popularity of bowling as an activity in the United States and abroad, (viii) the continuation or worsening of economic difficulties currently being experienced by certain countries in the Asia Pacific and other regions and (ix) fluctuations in currency exchange rates which affect translation of operating results. In addition, actual results may differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, including, among other things: (i) a decline in general economic conditions, (ii) an adverse judgment in pending or future litigation and (iii) increased competitive pressure from current competitors and future market entrants. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. AMF Bowling undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

General

     The Company is principally engaged in two business segments: (i) the ownership or operation of 416 U.S. bowling centers and 123 international bowling centers ("Bowling Centers"), including 15 joint venture centers operated with third parties, as of September 30, 1998; and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products").

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The results of Bowling Centers for the first nine months of 1998 reflect the inclusion of 105 centers acquired since October 1, 1997.


Current Developments

          Recent operating results for U.S. bowling centers have declined in comparison with historical performance. In connection with curtailing its acquisition efforts over the near term, management will focus its attention on the improvement of constant centers (centers in operation for at least one full fiscal year) revenue growth and profitability. See "--Capital Resources". As part of its efforts to improve revenue growth and profitability, the Company has established a new senior management team to lead U.S. bowling centers, including the appointment of a President, U.S. Bowling Centers in September 1998. This new management team will concentrate on increasing customer satisfaction, improving training for center managers and staff, more effectively marketing and promoting bowling to increase bowling center traffic and continue to develop a nationally recognized brand of bowling-based family recreation centers.

         The Company has historically participated in the international demand for bowling products primarily through the sale of its New Center Packages ("NCP" or "NCPs") which include all of the equipment necessary to outfit one new bowling lane. Beginning in the fourth quarter of 1997, the Company has seen a decline in the demand for NCPs primarily in Asia Pacific markets as a result of the region's economic difficulties which has led to reduced construction of new bowling centers. In response to this decline, management is implementing a significant cost reduction program, which should be completed by the end of 1998, designed to align more effectively the bowling products operations with existing and projected demand. Over the long term the Company continues to believe that international markets, including Asia Pacific, will represent opportunities for the sale of bowling products.

          On November 2, 1998, Douglas J. Stanard resigned, effective as of January 1, 1999, from his positions as President, Chief Executive Officer and a director of AMF Bowling, and from all other positions with AMF Bowling and its subsidiaries. Stephen E. Hare, Executive Vice President, Chief Financial Officer and Treasurer of AMF Bowling, was named Acting Chief Executive Officer of AMF Bowling on November 2, 1998 following the resignation of Mr. Stanard and until a successor to Mr. Stanard is named. See "--Settlement Agreement".

Acquisitions

     From January 1, 1998 through September 30, 1998, the Company acquired 55 bowling centers in the United States, 15 centers in the United Kingdom, six centers in Australia and one center in France from unrelated sellers. Between September 30, 1998 and October 23, 1998, the Company acquired one additional center in the United States and two centers in Australia from unrelated sellers and sold one center in Switzerland. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements for a discussion of these transactions.

                               AMF BOWLING, INC.
                            Selected Financial Data
                                  (unaudited)
                            (in millions of dollars)



                                                             Three Months            Nine Months
                                                          Ended September 30,    Ended September 30,
                                                          -------------------    -------------------
                                                            1998      1997         1998      1997
                                                            ----      ----         ----      ----
Bowling Centers (before intersegment eliminations)
---------------
Operating revenue                                         $ 117.3    $ 96.8       $383.8    $297.9
                                                          -------    ------       ------    ------
Cost of goods sold                                           12.2       8.9         38.1      27.2
Bowling center operating expenses                            84.9      65.5        245.5     182.1
Selling, general, and administrative expenses                 1.3       1.4          4.4       4.6
Depreciation and amortization                                25.3      19.0         71.6      53.3
                                                          -------    ------       ------    ------
Operating income (loss)                                   $  (6.4)   $  2.0       $ 24.2    $ 30.7
                                                          =======    ======       ======    ======

Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                         $  60.0    $ 94.2       $152.7    $218.9
Cost of goods sold                                           45.1      58.4        112.2     133.1
                                                          -------    ------       ------    ------
Gross profit                                                 14.9      35.8         40.5      85.8

Selling, general, and administrative expenses                10.3      12.0         32.0      30.7
Depreciation and amortization                                 5.5       4.7         16.5      14.6
                                                          -------    ------       ------    ------
Operating income  (loss)                                  $  (0.9)   $ 19.1       $ (8.0)   $ 40.5
                                                          =======    ======       ======    ======

Consolidated
------------
Operating revenue                                         $ 172.5    $187.5       $522.3    $505.6
                                                          -------    ------       ------    ------
Cost of goods sold                                           54.1      64.4        139.1     150.5
Bowling center operating expenses                            83.5      65.1        242.8     181.2
Selling, general, and administrative expenses                17.1      17.1         52.0      47.2
Depreciation and amortization                                30.9      23.4         87.8      66.8
                                                          -------    ------       ------    ------
Operating income (loss)                                     (13.1)     17.5          0.6      59.9
Interest expense, gross                                      30.9      31.7         84.5      89.2
Other expense, net                                            4.9       0.8          6.3       2.0
                                                          -------    ------       ------    ------
Loss before income taxes                                    (48.9)    (15.0)       (90.2)    (31.3)
Benefit for income taxes                                    (14.6)     (4.7)       (21.1)     (8.9)
                                                          -------    ------       ------    ------
Net loss before equity in loss of  joint ventures           (34.3)    (10.3)       (69.1)    (22.4)
Equity in loss of joint ventures                             (1.3)      -           (2.9)      -
                                                          -------    ------       ------    ------
Net loss                                                  $ (35.6)   $(10.3)      $(72.0)   $(22.4)
                                                          =======    ======       ======    ======


Selected Data:
-------------
   EBITDA
     Bowling Centers                                      $  18.9    $ 21.0       $ 95.8    $ 84.0
     Bowling Products                                     $   4.6    $ 23.8       $  8.5    $ 55.1

   EBITDA margin
     Bowling Centers                                         16.1%     21.7%        25.0%     28.2%
     Bowling Products                                         7.7%     25.3%         5.6%     25.2%

Bowling Centers

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. Bowling Centers derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the nine months ended September 30, 1998, bowling, food and beverage and other revenue represented 58.7%, 27.0% and 14.3% of total Bowling Centers revenue, respectively. For the nine months ended September 30, 1997, bowling, food and beverage and other revenue represented 60.6%, 25.1% and 14.3% of total Bowling Centers revenue, respectively.

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

     Bowling Centers operating revenue increased $20.5 million, or 21.2%. An increase of $26.8 million is attributable to new centers, of which $20.6 million is from U.S. centers and $6.2 million is from international centers. Of these new centers, 105 centers were acquired and one center was constructed between October 1, 1997 and September 30, 1998. Constant centers operating revenue decreased $5.0 million, or 6.9%. U.S. constant centers revenue decreased $1.9 million, or 3.9%, primarily as a result of lower lineage (games per lane per day) caused, in part, by the later start of league play, which normally coincides with the Labor Day holiday, in 1998 compared to 1997. Of the total percentage decline, 1.6% is attributable to the late start of league play and 2.3% is attributable to normal operations. In the second quarter of 1998, U.S. constant centers revenue declined 8.0% compared to the same period in 1997. International constant centers operating revenue decreased $3.1 million due to unfavorable currency translation of results. On a constant exchange rate basis, international constant centers operating revenue would have increased $0.2 million, or 0.8%, in the third quarter of 1998 compared to the third quarter of 1997. A decrease of $1.3 million in total operating revenue was attributable to 11 centers which were closed since September 30, 1997.

     Cost of goods sold increased $3.3 million, or 37.1%, primarily as a result of the net increase in the number of centers.

     Operating expenses increased $19.4 million, or 29.6%. An increase of $20.8 million was attributable to the net increase in the number of centers and a decrease of $0.5 million was primarily attributable to constant centers. A decrease of $0.9 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 72.4% for the third quarter of 1998 compared to 67.7% for the third quarter of 1997. The 4.7% increase was primarily attributable to expenses associated with nationally branded chain development activities, increased advertising expense in 1998 compared to the same period in 1997, in which approximately $0.9 million in vendor rebates were recorded, and lower constant centers revenue on which certain fixed operating expenses became a higher percentage of revenue in the third quarter of 1998 compared to the third quarter of 1997. Generally, Bowling Centers operating expenses are a higher percentage of revenue in the second and third quarters as compared to the first and fourth quarters, in which league play is significant.

         Selling, general and administrative expenses decreased $0.1 million, or 7.1%, due to expense management.

         EBITDA decreased $2.1 million, or 10.0%, primarily as a result of the effects of the decrease in constant centers revenue discussed above, increased advertising and staffing and, internationally, as a result of unfavorable currency translation, which accounted for $1.3 million of the total decrease. EBITDA margin for the third quarter of 1998 was 16.1% compared to 21.7% in the third quarter of 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Bowling Centers operating revenue increased $85.9 million, or 28.8%. An increase of $105.0 million is attributable to 199 new centers which were acquired and one new center which was constructed after December 31, 1996, of which $91.6 million is from U.S. centers, and $13.4 million is from international centers. Constant centers operating revenue decreased $15.3 million, or 6.1%. U.S. constant centers revenue decreased $8.2 million, or 4.5%, primarily as a result of lower lineage, orienting and integrating newly acquired centers, nationally branded chain development activities, record-setting hot weather which adversely affected customer visits and the later start of league play in 1998, which accounted for 0.5% of the decline. International constant centers operating revenue decreased $7.1 million primarily due to unfavorable currency translation of results and the World Cup which adversely impacted revenue throughout Europe in the second quarter of 1998. On a constant exchange rate basis, international operating revenue would have increased $2.1 million, or 2.9%, in the first nine months of 1998 compared to the first nine months of 1997. A decrease of $3.8 million in total operating revenue was attributable to 11 centers which were closed since September 30, 1997.

     Cost of goods sold increased $10.9 million, or 40.1%, primarily as a result of the net increase in the number of centers.

     Operating expenses increased $63.4 million, or 34.8%. An increase of $66.0 million was attributable to the net increase in the number of centers and an increase of $0.1 million was primarily attributable to increased regional staffing costs and expenses associated with nationally branded chain development activities. A decrease of $2.7 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 64.0% for the first nine months of 1998 compared to 61.1% for the first nine months of 1997, which increase was primarily attributable to the lag in achieving cost reductions in newly acquired centers, expenses associated with nationally branded chain development activities and the higher fixed operating costs as a percentage of constant centers revenue which decreased in the second and third quarters of 1998.

         Selling, general and administrative expenses decreased $0.2 million, or 4.3%, primarily due to expense management.

         EBITDA increased $11.8 million, or 14.0%, primarily as a result of the net increase in the number of centers. Additionally, Bowling Centers EBITDA was impacted by the late start of league play, the lag in achieving cost reductions in newly acquired centers, increased advertising and staffing and, internationally, by the unfavorable currency translation which decreased international constant centers EBITDA by $2.8 million. EBITDA margin for the first nine months of 1998 was 25.0% compared to 28.2% in the first nine months of 1997.

Bowling Products

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

     Bowling Products operating revenue decreased $34.2 million, or 36.3%. NCP revenue decreased $30.2 million, or 58.0%, and Modernization and Consumer Products (which includes modernization equipment, supplies, spare parts and consumable products) revenue decreased $4.0 million, or 9.5%. Operating results have been adversely impacted by current economic difficulties in certain markets of the Asia Pacific region which have reduced the level of shipments for NCPs and Modernization and Consumer Products sales. The Company believes that it has improved its competitive position in international markets with attractive long-term potential through increased investment and a more aggressive pricing strategy. The strong U.S. dollar also unfavorably affected pricing and financial statement translation. During the third quarter of 1998, Bowling Products recorded NCP shipments of 683 units compared to shipments of 1,255 units for the third quarter of 1997. The decrease in Modernization and Consumer Products revenue is primarily due to decreased Consumer Products sales across all sales regions except Europe, which was slightly ahead of the third quarter of 1997, partially offset by an increase in Modernization sales in the United States, Europe and Japan.

     Gross profit decreased $20.9 million, or 58.4%, primarily as a result of the decreased levels of NCP shipments, the strong U.S. dollar and competitive pricing as discussed above, lower margins on the 1998 Modernization product mix compared to margins on the 1997 Modernization product mix and unabsorbed fixed overhead resulting from low production levels.

     Bowling Products selling, general and administrative expenses decreased $1.7 million, or 14.2%, primarily as a result of the implementation of an overall profit improvement plan. The Bowling Products organization was streamlined as part of a cost reduction program in order to further reduce selling, general and administrative expenses to offset the impact of lower sales volume on EBITDA.

     Bowling Products EBITDA decreased $19.2 million, or 80.7%, and the Bowling Products EBITDA margin decreased from 25.3% in the third quarter of 1997 to 7.7% in the third quarter of 1998 primarily as a result of the lower revenue and gross profit discussed above.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997


     Bowling Products operating revenue decreased $66.2 million, or 30.2%. NCP revenue decreased $53.2 million, or 46.3%, and Modernization and Consumer Products revenue decreased $13.0 million, or 12.5%. Operating results have been adversely impacted by current economic difficulties in certain markets of the Asia Pacific region, the strong U.S. dollar and lower prices as discussed above. During the first nine months of 1998, Bowling Products recorded NCP shipments of 1,846 units compared to shipments of 3,324 units for the first nine months of 1997. The decrease in Modernization and Consumer Products revenue is primarily due to decreased Consumer Product sales to Japanese and Korean customers due to economic conditions and to U.S. customers who delayed their purchases of pins and balls during the summer months.

     Gross profit decreased $45.3 million, or 52.8%, primarily as a result of the decreased levels of NCP shipments, the strong U.S. dollar and competitive pricing as discussed above, the lower margin Modernization product mix in 1998 compared to 1997 and unabsorbed fixed overhead resulting from low production levels.

     Bowling Products selling, general and administrative expenses increased $1.3 million, or 4.2%, primarily as a result of increases of $0.9 million in advertising expenses and $0.4 million related to staffing. Increased investment in international markets with long term potential in earlier quarters was partially offset by reductions in selling, general and administrative expenses in the third quarter of 1998 as a result of the cost reduction program discussed above.

     Bowling Products EBITDA decreased $46.6 million, or 84.6%, and the Bowling Products EBITDA margin decreased from 25.2% in the first nine months of 1997 to 5.6% in the first nine months of 1998 as a result of the lower revenue and gross profit and increased selling, general and administrative expense discussed above.

Consolidated

Depreciation and Amortization

     Depreciation and amortization increased $7.5 million, or 32.1%, in the third quarter of 1998, and $21.0 million, or 31.4%, in the nine months ended September 30, 1998 compared to the comparable periods in 1997. The increase for the third quarter and the nine months ended September 30, 1998 was primarily attributable to depreciation of property and equipment of centers acquired since September 30, 1997. Incremental depreciation expense was also incurred as a result of capital expenditures.

Interest Expense

     Gross interest expense decreased $0.8 million, or 2.5%, in the third quarter of 1998, and $4.7 million, or 5.3%, in the nine months ended September 30, 1998 compared to the comparable periods in 1997. Interest savings associated with the reduction of bank debt and the redemption of a portion of Bowling Worldwide's senior subordinated discount notes with proceeds of AMF Bowling's initial public offering (the "Initial Public Offering") were partially offset by interest incurred on increased levels of bank debt as a result of center acquisitions and the issuance by AMF Bowling of zero coupon convertible debentures (the "Debentures") on May 12, 1998. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt and the Debentures. Non-cash bond interest amortization totaled $11.0 million and $25.2 million for the quarter and nine months ended September 30, 1998, respectively, compared to $8.7 million and $25.5 million for the quarter and nine months ended September 30, 1997, respectively.

Net Loss

     Net losses in the third quarter and nine months ended September 30, 1998 were $35.6 million and $72.0 million, respectively, compared to net losses of $10.3 million and $22.4 million in the third quarter and nine months ended September 30, 1997, respectively. The decrease of $25.3 million in the third quarter was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation expense. The decrease of $49.6 million for the nine months ended September 30, 1998 was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation expense. Additionally, the Company recorded $1.3 million and $2.9 million in equity in loss of joint ventures in the third quarter and nine months ended September 30, 1998, respectively.

Income Taxes

         Prior to the Acquisition, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code of 1986, as amended (the "Code"). Upon consummation of the Acquisition, those companies became taxable corporations under the Code.

         In connection with the Acquisition, the two principal subsidiaries of the Company elected under Section 338 (h) (10) of the Code to treat the stock purchase in the Acquisition as a deemed asset acquisition for the purposes of U.S. federal income taxes. These elections permitted both of the affiliated companies to revalue their assets to fair market value and to treat any amortizable goodwill as tax deductible over 15 years.

         As of December 31, 1997, the Company had net operating losses of approximately $110.0 million and foreign tax credits of $12.4 million which will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve as of September 30, 1998, for $20.1 million related to net operating losses and foreign tax credits that the Company does not expect will be utilized prior to their expirations.


Liquidity

     The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on September 30, 1998 was $111.4 million compared to $43.9 million as of December 31, 1997, an increase of $67.5 million. Increases in working capital were primarily attributable to an increase of $18.4 million in cash attributable to cash balances held to fund general corporate purposes, an increase of $15.2 million in inventory balances primarily due to new product introductions, an increase of $4.5 million in accounts receivable primarily as a result of use of fall dating (sales made during the summer with payment terms calling for payment in the fourth quarter) for Modernization and Consumer Products sales in the United States, a decrease of $7.5 million in accounts payable, a decrease of $17.4 million in accrued expenses, and a net increase of $7.6 million in other current assets and liabilities. These increases in working capital were offset by a decrease in working capital caused by an increase of $3.1 million in the current portion of long term debt.

     Net cash flows used in operating activities were $49.7 million for the nine months ended September 30, 1998 compared to net cash flows provided of $1.5 million for the nine months ended September 30, 1997, a decrease of $51.2 million. A decrease of $49.6 million was attributable to the net loss of $72.0 million recorded in the first nine months of 1998 compared to a net loss of $22.4 million in the same period in 1997; a decrease of $28.1 million was caused by decreased levels of accounts payable and accrued expenses; a decrease of $24.1 million was attributable to an increase in the level of deferred taxes; a decrease of $11.5 million was attributable to the increase in other assets; a decrease of $6.6 million was attributable to the decrease in income taxes payable; and a decrease of $0.3 million was attributable to lower levels of bond amortization resulting from the redemption of a portion of Bowling Worldwide's senior subordinated discount notes in connection with the Initial Public Offering, partially offset by bond amortization attributable to the Debentures. These decreases were offset by an increase of $30.5 million attributable to lower levels of accounts receivable, an increase of $20.9 million in depreciation and amortization, loss on the sale of property and equipment, net of $5.8 million attributable to the closure of nine bowling centers in 1998, an increase of $5.7 million attributable to lower inventory balances resulting from lower Bowling Products sales volumes in 1998 and a net increase of $6.0 million attributable to changes in other operating activities.

     Net cash flows used in investing activities were $219.2 million for the nine months ended September 30, 1998 compared to net cash flows used of $231.3 million for the nine months ended September 30, 1997, a decrease of $12.1 million. Bowling Center acquisition spending decreased by $23.5 million and purchases of property and equipment increased by $5.1 million in the first nine months of 1998 compared to the same period in 1997. A total of $17.9 million was paid in the first half of 1998 for eight centers which were acquired in 1997. In the first nine months of 1998, 77 centers were purchased compared to 103 centers in the same period in 1997. Investments in and advances to joint ventures totaled $2.6 million in the first nine months of 1998 compared to no investments in or advances to joint ventures in the first nine months of 1997. Other cash flows provided from investing activities decreased $3.7 million. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activities.

     Net cash provided by financing activities was $283.3 million for the nine months ended September 30, 1998 compared to net cash provided of $218.8 million for the nine months ended September 30, 1997, an increase of $64.5 million. Proceeds from long term debt increased $338.6 million primarily as a result of the issuance of the Debentures on May 12, 1998 for gross proceeds of approximately $284.1 million. In addition, borrowings under the Credit Agreement increased $54.5 million primarily as a result of funding center acquisitions and working capital. Payments on long-term debt were higher by $240.2 million in 1998 compared to 1997 primarily because $249.6 million of the proceeds from the Debentures, contributed as capital to Bowling Worldwide from AMF Bowling, was used to pay down the Bank Facility under the Credit Agreement, and such repaid indebtedness is available for reborrowing. In accordance with the terms of the Credit Agreement, scheduled principal payments in the first nine months of 1998 were $9.4 million lower than payments made in the same period in 1997. In the first nine months of 1998, $1.9 million of Common Stock was issued, of which $1.2 million was attributable to shares issued in the Active West acquisition and $0.7 million was attributable to shares issued upon exercise of employee stock options. Expenses of the Initial Public Offering totaling $0.6 million were paid in the first half of 1998. In the first nine months of 1997, $35.6 million was provided as a capital contribution by the Parent's institutional stockholders to be used in part to fund acquisitions and for other corporate purposes. Net cash flows provided by other financing activities increased $0.4 million. See "Note 5. Long-Term Debt", "Note 7. Employee Benefit Plans", and "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources".

     As a result of the aforementioned, cash increased by $18.4 million for the nine months ended September 30, 1998 compared to a decrease of $11.7 million for the nine months ended September 30, 1997.

     The net proceeds of the Debentures discussed above were approximately $273.6 million, of which $249.6 million was used to repay senior bank indebtedness under the Credit Agreement and $24.0 million was used for general corporate purposes.

Capital Resources

     The Company's total indebtedness increased substantially as a result of the Acquisition and the Company's recent aggressive bowling center acquisition program. At September 30, 1998, the Company's debt structure consisted of $619.8 million of Senior Debt, $250.0 million of senior subordinated notes, $206.8 million of senior subordinated discount notes, and $291.8 million of Debentures. The Company's Senior Debt consisted of $429.8 million outstanding under the Term Facilities, $188.0 million outstanding under the Bank Facility and $2.0 million represented by one mortgage note. At September 30, 1998, the Company was also capitalized with equity of $579.9 million.

     The Company has the ability to borrow for general corporate purposes and, to a limited extent, for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At September 30, 1998, $188.0 million was outstanding and $167.0 million was available for borrowing under the Bank Facility. Between September 30, 1998 and October 23, 1998, there were no additional borrowings under the Bank Facility.

     On September 30, 1998, the Third Amended and Restated Credit Agreement was amended by Amendment No. 1 and Waiver (the "Amendment and Waiver") in which certain financial covenants were adjusted, and certain restrictions were imposed, for the third and fourth quarters of 1998 and the year 1999. In addition, for the third and fourth quarters of 1998 and the year 1999, borrowings to finance acquisitions are substantially restricted and limits have been placed on the Company's ability to make capital expenditures, investments and acquisitions. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

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

         The Debentures will be purchased by AMF Bowling, at the option of holders of the Debentures, as of May 12, 2003, May 12, 2008 and May 12, 2013 for purchase prices specified in the Debentures. The Debentures may also be redeemed at the option of the holders of the Debentures upon the occurrence of a Change of Control (as defined in the Indenture) at redemption prices specified in the Debentures. AMF Bowling may elect to pay any such purchase price or redemption price in cash or Common Stock, or any combination thereof. In connection with the issuance of the Debentures, AMF Bowling has filed a shelf registration statement in respect of the Debentures and the Common Stock issuable on conversion, redemption or repurchase thereof. If the shelf registration statement has not been declared effective within 180 days, after May 12, 1998, AMF Bowling must pay liquidated damages as specified in the related registration rights agreement.

     AMF Bowling has reserved 9,757,575 shares of Common Stock for issuance upon conversion, redemption or repurchase of the Debentures, based on the Common Stock price at the time of issuance of the Debentures.

         The Company has funded its cash needs through the Bank Facility as well as cash flow from operations. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the nine months ended September 30, 1998, the Company incurred cash interest expense of $57.9 million, representing 65.5% of EBITDA for the period. For the nine months ended September 30, 1997, the Company incurred cash interest expense of $62.3 million, representing 49.2% of EBITDA for the period.

     The indentures governing the senior subordinated notes and the senior subordinated discount notes and certain provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of September 30, 1998, the Company is in compliance with all of its covenants.

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

Capital Expenditures

     For the nine months ended September 30, 1998, the Company's capital expenditures were $47.7 million compared to $42.6 million for the nine months ended September 30, 1997, an increase of $5.1 million. Bowling Centers maintenance and modernization expenditures increased $5.2 million, which was attributable to the higher number of centers as a result of the Company's acquisition program; Bowling Products expenditures increased $3.2 million as a result of expenditures on production equipment for certain new products and equipment for international sales offices; Company-wide information systems expenditures decreased $5.5 million; and other expenditures increased $3.5 million. Expenditures for the construction of the Chelsea Piers center totaled $5.3 million in 1997. Expenditures for the construction of the Marina City bowling center in Chicago and Michael Jordan golf center in Charlotte, North Carolina totaled $3.1 million and $0.9 million, respectively, in 1998. Management has announced a curtailment of the Company's acquisition activities.

     The Company funds its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally generated cash, the Bank Facility and issuances of common equity. The Company's management believes that after the issuance of the Debentures, the amount available under the Bank Facility will be adequate to fund the Company's ongoing acquisition program at least 12 months following the issuance of the Debentures subject to the restrictions imposed by the Amendment and Waiver. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources" for discussions of funding of acquisitions of new bowling centers and a description of the Debentures.

Seasonality and Cyclicality

     On a consolidated basis, revenue and EBITDA of the Company's businesses are neither highly seasonal nor highly cyclical. The geographic diversity of the Company's bowling centers, which operate across different regions of the U.S. and across 11 other countries, has helped provide stability to the Company's annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which the Company operates exhibit different seasonal sales patterns. As a result of the growing number of U.S. centers attributable to the Company's acquisition program, however, the seasonality described above is accentuated. In Australia, where the Company has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. The Company's cash flows are further stabilized by the location of many centers in regions where the climates have high average temperatures and high humidity. In the U.S., during the summer months when league bowling is generally less active, bowling centers in the southern U.S. generally show stronger performance compared to centers in other U.S. regions. See "Note 9. Business Segments" in the Notes to Condensed Consolidated Financial Statements.

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

     Current economic difficulties in certain markets of the Asia Pacific region have resulted in a reduction in the order rate, level of shipments and backlog for NCPs. Management believes that many Asia Pacific customers are delaying purchases of NCP and modernization equipment as they await the return of economic stability to their regions. Contributing to such delays is the continuing limited availability of financing for Asia Pacific customers to construct new centers and purchase AMF bowling equipment. As of September 30, 1998, the NCP backlog was 1,329 units, which represents a reduction of 33.7% compared to a backlog of 2,005 units as of September 30, 1997, and a reduction of 23.0% compared to a backlog of 1,725 units as of December 31, 1997. It is expected that NCP backlog will continue for the foreseeable future at levels which are substantially lower than those experienced in 1997.

     NCP unit sales to China, Japan and other Asia Pacific markets represented 49.9% for the nine months ended September 30, 1998 compared to 72.7% for the year ended December 31, 1997. NCP unit backlog related to China, Japan and other Asia Pacific markets represented 67.6% of total NCP unit backlog at September 30, 1998 compared to 70.4% at December 31, 1997.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the nine months ended September 30, 1998, revenue and EBITDA of international bowling centers represented 16.1% and 26.6% of consolidated results, respectively. For the nine months ended September 30, 1997, revenue and EBITDA of international bowling centers represented 15.8% and 18.3% of consolidated results, respectively. For the year ended December 31, 1997, revenue and EBITDA of international bowling centers represented 14.6% and 16.0% of consolidated results, respectively.


Backlog: Recent NCP Sales

     The total backlog of NCPs was 1,329 units as of September 30, 1998, representing a reduction of 23.0% compared to 1,725 units as of December 31, 1997, and a reduction of 33.7% compared to 2,005 units as of September 30, 1997. It is expected that NCP backlog will continue for the foreseeable future at levels which are substantially lower than those experienced in 1997. NCP orders included in the backlog are sometimes cancelled by customers in the normal course of business. Accordingly, the Company has experienced, and expects to continue to experience, the cancellation of a portion of its NCP orders. NCP shipments were 1,846 units for the nine months ended September 30, 1998, representing a reduction of 44.5% compared to shipments of 3,324 units for the nine months ended September 30, 1997, which was largely attributable to the recent economic difficulties in the Asia Pacific region. See "--International Operations."

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


Recent Accounting Pronouncements

     Effective for the fiscal year ended December 31, 1998, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures

About Segments of an Enterprise and Related Information." Effective for the quarter ended March 31, 2000, the Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of these standards will have a material adverse impact on the Company's financial position or results of operations. See "Note 2. Significant Accounting Policies - Comprehensive Income" in the Notes to Condensed Consolidated Financial Statements regarding adoption of SFAS No. 130.


Year 2000

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures, and is in the process of preparing for the Year 2000.

         The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

         IT. The Company is actively engaged in developing and installing new worldwide financial, information, retail and operational systems which are expected to be completed and installed by December 31, 1999. In connection with this implementation, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. Certain systems have already been installed in the U.S. Bowling Centers operations and at the corporate level. By June 30, 1999, systems in the U.S. Bowling Centers operations will be completed. Systems will be installed in the international locations of Bowling Centers and Bowling Products by December 31, 1999. In 1997 and for the nine months ended September 30, 1998, the Company spent approximately $12.6 million and $3.5 million, respectively, on systems that are designed to be Year 2000 compliant. The Company expects to spend an additional $8.2 million to complete the installation. These costs include normal system software and equipment upgrades or replacements which the Company anticipated incurring and budgeted in the normal course of business, separate from the Year 2000 issue.

         Non-IT. Non-IT systems involve embedded technologies, such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer-controlled manufacturing equipment. The Company sells automatic scoring that is computerized and has developed a software program for a cost to the Company of approximately $50,000 that will address the Year 2000 issue in its automatic scoring. This software will be made available to customers with service contracts at no cost and will be sold to customers without service contracts. To date, management believes the Company's Non-IT risks are minimal. For the most part, costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review.

         Third Party Risk. The Company's review of its Third Party Risk includes detailed reviews of critical relationships with vendors and certain business partners. The Company is monitoring and assessing the progress of its vendors and certain business partners to determine whether they will be able to successfully interact with the Company in the Year 2000. The Company has contacted and received oral or written responses from at least half of its critical vendors, all of which are in various stages of addressing the Year 2000 issue, and is currently awaiting response from the remainder of its critical vendors.

         If the steps taken by the Company and its vendors and certain business partners to be Year 2000 compliant are not successful, the Company could experience various operational difficulties. These could include, among other things, processing transactions to an incorrect accounting period, difficulties in posting general ledger interfaces and lapse of certain services by vendors to the Bowling Centers operations. If the Company's plan to install new systems which effectively address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. The Company believes that the Year 2000 issue is being appropriately addressed through the implementation of these new systems and software development and by its critical vendors and certain business partners and does not expect the Year 2000 issue to have a material adverse impact on the financial position, results of operations or cash flows of the Company in future periods. However, should the remaining review of the Company's Year 2000 risks reveal potentially non-compliant computer systems or material third parties, contingency plans will be developed at that time.

Settlement Agreement

          Pursuant to the terms of a settlement agreement (the "Settlement Agreement"), dated as of November 2, 1998, by and among Douglas J. Stanard, AMF Bowling and Bowling Worldwide, effective as of January 1, 1999, Mr. Stanard has resigned all of his positions with AMF Bowling and its subsidiaries, including his positions as Chief Executive Officer, President, and a director of AMF Bowling. In connection with his resignation, Mr. Stanard will receive payments of (i) $400,000 with respect to severance under his Executive Employment Agreement and (ii) $850,000 with respect to his compliance with certain obligations under the Settlement Agreement, including non-competition and non-solicitation provisions, and obligations to cooperate with information requests from the Company and to reasonably assist the Company with respect to pending and future dispute resolutions. In addition, Mr. Stanard will transfer all of his Common Stock to AMF Bowling in exchange for the cancellation of a non-recourse promissory note relating to his original purchase of the Common Stock. Pursuant to the Settlement Agreement, all stock options previously granted to Mr. Stanard were cancelled and forfeited as of November 2, 1998, and Mr. Stanard will be subject to non-competition and non-solicitation provisions for two years following his date of termination. Until a successor to Mr. Stanard has been named, Stephen E. Hare, Executive Vice President and Chief Financial Officer and Treasurer, has been appointed acting Chief Executive Officer to assume all of Mr. Stanard's operational, managerial and other responsibilities.

                                    PART II

Item 1. Legal



     AMF Bowling Products, Inc., an indirect subsidiary of AMF Bowling ("AMF Bowling Products"), is a defendant in an action pending in the Harbin Intermediate People's Court in Heilongiiang, China. Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed the action in June 1998 to recover $1,748,000 from AMF Bowling Products. Hai Heng purchased 38 NCPs and asserts that the poor quality of 38 NCPs entitles it to recover the purchase price thereof. Although Hai Heng has not amended its initial complaint, in a recent hearing before the Court, Hai Heng stated that its damages could be in the range of approximately $3,000,000 to $4,000,000 and noted lost profits and the cost of storage for the NCPs as the basis for such damages. The Company believes Hai Heng's claim is a warranty issue and that Hai Heng is not entitled to recover the purchase price, lost profits or the cost of storage.

     The Court attached $871,000 of cash and inventory in AMF Bowling Products' warehouses and bank account in Beijing. AMF Bowling Products may not dispose of these assets until the action is concluded. Management does not believe that this attachment has interfered with the Company's operations in China. AMF Bowling Products is vigorously defending the claim. Management of the Company does not expect a decision to be rendered by the Court until 1999. If an adverse decision is rendered, AMF Bowling Products has the right to appeal to a higher court for a new trial. Management does not believe that the outcome of the action will have a material adverse impact on the financial position of the Company.

     The Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, discrimination claims, workers' compensation claims, and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.


Item 6.   Exhibits and Reports on Form 8-K:

(a)      Exhibits


             10.1 Amendment No. 1 and Waiver to the Third Amended and Restated Credit Agreement is hereby incorporated by reference to
                    Exhibit 10.1 of AMF Bowling, Inc.'s Current Report on Form 8-K dated September 30, 1998.

             10.2 Termination and Release Agreement, dated as of November 2, 1998, by and among AMF Bowling, Bowling Worldwide and Douglas J. Stanard.

             10.3 Employment Agreement, dated as of September 8, 1998, by and among the Company and John P. Watkins.

             27.1 Financial Data Schedule for the nine months ended September 30, 1998.

(b)      Reports on Form 8-K:

         A current report dated September 30, 1998, was filed October 2, 1998, announcing that AMF Bowling Worldwide, Inc., a wholly-owned subsidiary of the Company, amended the terms of its $810 million credit facility with its lenders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling, Inc.
(Registrant)


 /s/ Stephen E. Hare                                          November 5, 1998
____________________________
Stephen E. Hare
Acting Chief Executive Officer,
Executive Vice President,
Chief Financial Officer and Treasurer


 /s/ Michael P. Bardaro                                       November 5, 1998
____________________________
Michael P. Bardaro
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)