Form 10-K
period 1998-12-31
AMF BOWLING INC
filed 1999-03-19
CIK 1044612

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       COMMISSION FILE NUMBER 001-13539



                               AMF BOWLING, INC.
            (Exact Name of Registrant as specified in its charter)
                                --------------

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
                                (804) 730-4000
          Securities registered pursuant to Section 12(b) of the Act:


            TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------   ------------------------------------------
Common Stock, par value $.01 per share               New York Stock Exchange


     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 8, 1999, 59,597,550 shares of Registrant's common stock, par value $.01, were outstanding. Of the total outstanding shares, 16,088,118 shares were held by non-affiliates at an aggregate market value of $69.4 million on March 8, 1999.


                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     AMF Bowling, Inc. ("AMF Bowling") was incorporated in Delaware in 1996 by an investor group led by GS Capital Partners II, L.P. (together with affiliated investment funds, "GSCP"), an affiliate of Goldman, Sachs & Co. AMF Group Holdings Inc. ("AMF Group Holdings"), a wholly-owned subsidiary of AMF Bowling, acquired all of the outstanding stock of the separate U.S. and foreign corporations that constituted substantially all of the Company's predecessor (the "Predecessor Company") for a total purchase price of approximately $1.37 billion (the "Acquisition").

     In November 1997, AMF Bowling issued 15,525,000 shares of its common stock at $19.50 per share pursuant to an initial public offering (the "Initial Public Offering"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" and "Note 12. Stockholders' Equity" in the Notes to Consolidated Financial Statements.

     AMF Bowling conducts all of its business through subsidiaries and has only limited management service operations of its own. Unless the context indicates otherwise, the terms the "Company" or "AMF" as used herein refer to AMF Bowling (the "Registrant") and its subsidiaries.

     AMF is the largest owner or operator of bowling centers in the United States and worldwide. In addition, the Company is one of the world's leading manufacturers of bowling center equipment, accounting for, management believes, approximately 40% of the world's current installed base of such equipment. AMF is principally engaged in two business segments: (i) the ownership or operation of bowling centers ("Bowling Centers"), consisting, as of December 31, 1998, of 421 U.S. bowling centers and 124 international bowling centers including 15 centers operated by joint ventures with third parties described below and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and consumable products, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and consumable products ("Bowling Products"). The Bowling Products business consists of two categories: (a) New Center Packages ("NCPs") (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center); and (b) Modernization and Consumer Products (which includes modernization equipment used to upgrade an existing center, spare parts, supplies and consumable products essential to maintain operations of an existing center). See "Note 17. Business Segments" in the Notes to Consolidated Financial Statements.

     Since May 1996, the Company has acquired 229 centers in the U.S. and, as of February 28, 1999, owns or operates 421 U.S. centers. In addition, the Company has acquired 33 centers in selected international markets and, as of February 28, 1999, owns or operates 124 international centers, including 15 joint venture centers. In 1997, the Company entered into two joint ventures which operate one bowling center in China and 14 bowling centers in Brazil and Argentina, respectively. In addition, the Company's Michael Jordan Golf Company currently operates two golf practice ranges. The Company has agreed to build or acquire one additional golf practice range by the end of 1999. See "Item 6. Selected Financial Data" and "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements.


BUSINESS SEGMENTS


     BOWLING CENTERS

     In the United States, AMF is the largest operator of bowling centers, with 421 bowling centers (as of February 28, 1999) in 40 states and Puerto Rico. Outside the United States, AMF is also the largest operator of bowling centers, with (as of February 28, 1999) 124 centers in ten countries: Australia (46), the United Kingdom (37), Mexico (9), Japan (4), China (including Hong Kong)
(7), Argentina (2), Brazil (12), France (4), Spain (2), and Canada (1). Of the U.S. centers, 207 were acquired as part of the Acquisition (17 of which were subsequently closed), 229 were acquired thereafter and two were constructed. Of the international centers, 78 were acquired as part of the Acquisition, 33 were acquired thereafter, including 22 in the United Kingdom and ten in Australia, one in Japan was closed, and one in Switzerland was sold. The international centers include one in China, two in Argentina and 12 in Brazil, all of which are operated as part of two joint ventures.

     The Bowling Centers business derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources such as shoe rental, amusement games, billiards and pro shops. In 1998, bowling, food and beverage and other revenue represented 58.8%, 27.2%, and 14.0% of total Bowling Centers revenue, respectively.

     Bowling revenue, the largest portion of a bowling center's revenue and profitability, is derived from league, tournament and recreational play. Food and beverage sales occur primarily through snack bars that offer snack foods, soft drinks and, at many centers, alcoholic beverages. AMF has acquired several centers with large sports bars that provide a large portion of such centers' revenue. Other revenue is derived from shoe rental and the operation of amusement games, billiards and pro shops. The shoe rental business is driven primarily by recreational bowlers who usually do not own bowling shoes.

 BOWLING PRODUCTS

     The Company manufactures and sells bowling center equipment, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare and modernization parts, and resale products, such as bowling balls, bags, shoes and other bowlers' aids, sold primarily through pro shops. The bowling products business consists of two categories: (i) NCPs and
(ii) Modernization and Consumer Products.

     NCPs include the bowling equipment necessary to outfit new or expand existing bowling centers, such as lanes, pinspotters, automatic scoring equipment, bowler seating, ball returns, masking units and bumpers. NCP sales generally follow the trends in the growth of bowling. Traditionally, as bowling has been introduced and becomes popular in new markets, the economics of constructing and operating bowling centers become attractive and drive demand for NCPs. For at least the last 15 years, the majority of NCP sales have been to international markets. Until recently, this international trend was fueled by the growth of bowling in several countries, particularly China, South Korea and Taiwan. Current economic difficulties in Asia Pacific and other regions have adversely affected NCP shipments and backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Sales of Modernization and Consumer Products to bowling center operators who manage the installed base of bowling equipment have traditionally provided a somewhat more stable base of recurring revenue. These products include modernization equipment, both proprietary and standard spare parts for existing equipment and other products including pins, shoes and supplies. Some of these products, such as bowling pins, should be replaced on approximately an annual basis to maintain a center, while certain less frequent investments in other equipment are necessary to modernize a center and are often required to maintain a customer base.

     In addition to bowling equipment and supplies, AMF manufactures and sells billiards tables under the Renaissance and PlayMaster brand names.


BUSINESS STRATEGY

     The Company is pursuing a three-part strategy to (i) consolidate the U.S. bowling center industry, (ii) build a nationally-recognized AMF brand of bowling centers and (iii) manufacture, market and distribute its bowling products on a global basis.

     With respect to Bowling Centers, the Company's primary focus is on improving center operations and financial performance which is fundamental to its consolidation strategy. In connection with this effort, the Company is implementing programs to (i) increase customer satisfaction, (ii) improve training of center managers and staff, (iii) more effectively market and promote bowling to increase bowling center traffic, and (iv) improve league bowler recruitment and retention. While the primary focus is on bowling revenues, Bowling Centers has increased non-bowling revenue by expanding and improving its food and beverage product offerings along with other programs aimed at growing ancillary revenues. While the Company's intention is to continue its efforts to consolidate the U.S. bowling center industry by purchasing additional bowling centers, the Company's acquisition pace has recently been curtailed so that management can focus on improving financial performance of its current centers. In the near term, however, the Company continues to evaluate acquisitions on a more limited scale.

     The Company's Bowling Products business markets and distributes bowling products in global markets. Under current market conditions, Bowling Products is reducing the cost structure associated with the Bowling Products business. The Company has enacted a comprehensive cost reduction program that addresses both manufacturing costs and global selling, general and administrative costs. Its product development efforts are focused on improving its current offerings and introducing new products that will appeal to a worldwide base of center operators. These initiatives are designed to expand the Company's presence in the relatively more stable Modernization and Consumer Products markets.


SEASONALITY AND MARKET DEVELOPMENT CYCLES

     Financial performance of Bowling Centers is seasonal in nature, with cash flows typically peaking in the winter months and reaching their lows in the summer months. While the geographic diversity of Bowling Centers operations has historically helped to reduce this seasonality, the increase in U.S. centers attributable to the Company's acquisition program has accentuated the seasonality of financial performance of the Bowling Centers business.

     Modernization and Consumer Products sales also display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of league play in the fall of each year. While proprietors purchase Consumer Products throughout the year, they often place larger orders during the summer in preparation for the fall start of leagues. Summer is also often the peak period for modernization equipment. Operators typically sign purchase orders for modernization equipment during the first four months of the year after they receive winter league revenue indications. Equipment is then shipped and installed during the summer when leagues are generally less active. However, sales of some modernization equipment such as automatic scoring and synthetic lanes are less predictable and fluctuate from year to year because of the longer life cycle of these major products.

     NCP sales experience significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which times sales to that market decline, sometimes rapidly. Management believes market cycles for individual countries have, in the past, spanned several years, with periods of high demand for several markets (e.g., Japan, South Korea, Taiwan) which, in AMF's experience, last five years or more. Current economic difficulties in Asia Pacific and other regions have resulted in the reduction in the shipments and backlog for NCPs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Market Development Cycles."


INDUSTRY AND COMPETITION


     BOWLING CENTERS

     Bowling is both a competitive sport and a recreational activity and faces competition from numerous alternative activities. The success of AMF's bowling operations is subject to consumers' continued interest in bowling, the availability and cost of other sports, recreational and entertainment alternatives and the amount of leisure time, as well as various other social and economic factors over which AMF has no control.

     The Company's centers also compete with other bowling centers. The Company competes primarily through the quality, appearance and location of its facilities and through the range of amenities and service level offered. See "Management's Discussion of Financial Condition and Results of Operations -- Bowling Centers."

     As shown in the table below, the U.S. bowling center industry is highly fragmented, and consists of two relatively large bowling center operators, AMF (which had 421 U.S. centers as of December 31, 1998) and Brunswick Corporation ("Brunswick") (which had approximately 115 U.S. centers as of December 31,
1998), three medium-sized chains, which together account for 54 bowling centers, and over 5,000 bowling centers owned by single-center and small-chain operators, which typically own four or fewer centers. The top five operators (including AMF) account for approximately 10.4% of the total number of U.S. bowling centers.


                       U.S. BOWLING CENTER INDUSTRY (a)


                                                                 NUMBER OF
                           OPERATOR                              LOCATIONS     % OF TOTAL
-------------------------------------------------------------   -----------   -----------
           AMF ..............................................        421           7.4%
           Brunswick ........................................        115           2.0
           Bowl America .....................................         23           0.4
           Mark Voight ......................................         16           0.3
           Bowl New England .................................         15           0.3
                                                                     ---         -----
            Subtotal ........................................        590          10.4
           Single-center and small-chain operators ..........      5,087          89.6
                                                                   -----         -----
            Total ...........................................      5,677         100.0%
                                                                   =====         =====

--------
(a) AMF estimate at December 31, 1998.

     The international bowling center industry is also highly fragmented. There are typically few chain operators in any one country and a large number of single-center operators. AMF generally enjoys a relative size advantage (i.e., a larger number of lanes per center), and is competitively well positioned in Australia, the United Kingdom and Mexico.

     In the United States, the operation of bowling centers generally has been characterized by slightly declining lineage (number of games bowled per lane per day), offset by increasing average price per game. Total lineage, according to an industry source, has declined despite an average annual increase in the total number of people bowling since 1987. This trend is largely a result of a decline in league participation, partially offset by an increase in recreational (i.e., non-league) play, resulting in more people bowling, but bowling less frequently. Bowling center operators have sought to offset the decrease in overall lineage by increasing prices and creating additional sources of income. Prior to 1998, AMF's U.S. lineage remained relatively stable due to its ability to retain existing league bowlers and attract new league and recreational bowlers. In 1998, however, the Company experienced a decline in lineage which it was unable to offset with price increases. The Company is focusing on improving the financial performance of its bowling centers. See
" -- Business Strategy." Internationally, although trends vary by country, certain of the markets in which AMF operates experienced increasing competition as they matured, resulting in declining lineage.


     BOWLING PRODUCTS

     AMF and Brunswick are the two largest manufacturers of bowling center equipment, and are the only full-line manufacturers of bowling equipment and supplies that compete on a global basis. The Company also competes with smaller, often regionally focused companies in certain product lines. Management estimates that AMF accounts for approximately 40% of the worldwide installed base of bowling center equipment.

INTERNATIONAL OPERATIONS

     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs and tariffs, value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales or on its results of operations.

     AMF has a history of operating in a number of international markets, in some cases, for over 30 years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in those markets. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Economic difficulties in Asia Pacific and other regions contributed to a reduction in the level of shipments for NCPs. The limited availability of financing for customers to construct new bowling centers also contributed to the reduction of orders. As of December 31, 1998, the NCP backlog was 1,078 which is a reduction of 37.5% compared to December 31, 1997. As of February 28, 1999, the NCP backlog was 865, which is a 19.8% reduction compared to December 31, 1998 and a 49.9% reduction compared to December 31, 1997.

     NCP unit sales to China, Japan and other Asia Pacific markets represented 52.8% for the year ended December 31, 1998 compared to 72.7% for the year ended December 31, 1997. NCP unit backlog related to China, Japan and other Asia Pacific markets represented 70.6% of total NCP unit backlog at February 28, 1999 compared to 74.2% at December 31, 1998 and 70.4% at December 31, 1997.

     Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the years ended December 31, 1998 and 1997, revenue of international bowling centers represented 15.6% and 14.6% of consolidated results, respectively. For the years ended December 31, 1998 and 1997, EBITDA of international bowling centers represented 24.3% and 16.0% of consolidated results, respectively.

     In December 1996, China extended through June 1997 the concession allowing foreign investment enterprises to import capital equipment without customs duty or value added tax ("VAT"). From July 1997 to approximately June 1998, there was sporadic enforcement of the new policy requiring full customs duty and VAT. In addition, the nominal customs duty rate for bowling equipment was cut by approximately 50% in 1997. Purchasers of bowling equipment used import facilitators throughout this period to import at favorable duty and VAT rates.

     In approximately July 1998, China significantly strengthened its import restrictions and virtually eliminated the customs duty-free and VAT-free importation of new and used capital goods. In the second half of 1998, the customs authorities also began stringently enforcing a new policy passed without advance notice in early 1998 forbidding the importation of used capital equipment without permits. Permits for the importation of used bowling equipment have proven quite difficult to obtain. During the second half of 1998 and the beginning of 1999, AMF customers used facilitators for importing AMF equipment, but they have done so primarily as a vehicle for purchasing the equipment in local currency and not as a means to reduce customs duties and VAT.

     Local Chinese companies are not subject to the same restrictions. In 1997, a Chinese company, Shanghai Zhonglu Industrial Co., Ltd., began production of locally-manufactured low-end bowling equipment and has experienced significant acceptance by local customers. This equipment is not subject to the customs duties that affect imported equipment.

EMPLOYEES


     BOWLING CENTERS

     As of December 31, 1998, Bowling Centers had approximately 14,489 full- and part-time employees worldwide. The Company believes that its relations with its Bowling Centers employees are satisfactory.


                     COUNTRY                        NUMBER OF EMPLOYEES (a)
------------------------------------------------   ------------------------
           United States .......................            11,703
                                                            ------
           International:
           Australia ...........................             1,255
           United Kingdom ......................               935
           Mexico ..............................               240
           China (including Hong Kong) .........               143
           France ..............................                97
           Japan ...............................                61
           Spain ...............................                33
           Canada ..............................                22
                                                            ------
           Total International .................             2,786
                                                            ------
           Total Worldwide .....................            14,489
                                                            ======

--------
(a) Numbers vary depending on the time of year.


     BOWLING PRODUCTS

     As of December 31, 1998, Bowling Products had approximately 986 full-time employees worldwide. The Company believes that its relations with its Bowling Products employees are satisfactory. Employees are divided along functional lines as shown in the table below.


              SEGMENT                 NUMBER OF EMPLOYEES
----------------------------------   --------------------
  Manufacturing ..................            674
                                              ---
  Sales:
  Asia Pacific ...................            163
  Europe .........................             83
  Americas .......................             54
  Australia ......................             12
                                              ---
  Total Sales ....................            312
                                              ---
  Total Worldwide ................            986
                                              ===

     CORPORATE

     As of December 31, 1998, corporate had approximately 208 full-time employees. The Company believes that its relations with its corporate employees are satisfactory.

ITEM 2. PROPERTIES

BOWLING CENTERS

     As of December 31, 1998, AMF operated 421 bowling centers and related facilities in the United States and 124 centers in ten other countries. A regional list of these facilities is set forth below:


                                 U.S. CENTERS*

                              NUMBER OF     NUMBER OF
          REGION              DISTRICTS     LOCATIONS     OWNED     LEASED
--------------------------   -----------   -----------   -------   -------
    Northeast ............         5            67          41        26
    Mid-Atlantic .........         6            66          42        24
    Southeast ............         5            66          45        21
    Southwest ............         6            73          57        16
    Midwest ..............         5            67          46        21
    West .................         6            80          33        47
                                   -            --          --        --
      Total ..............        33           419         264       155
                                  ==           ===         ===       ===

--------
* AMF operates two centers for an unrelated party. These centers are neither owned nor leased by AMF and, therefore, are not included in the foregoing table. In addition, the Company operates two golf practice ranges, one each in Aurora, Illinois and Charlotte, North Carolina.


                            INTERNATIONAL CENTERS*

                                            NUMBER OF
                 COUNTRY                    LOCATIONS     OWNED     LEASED
----------------------------------------   -----------   -------   -------
    Australia ..........................        46          27        19
    United Kingdom .....................        37          14        23
    Mexico .............................         9           5         4
    China, including Hong Kong .........         6           0         6
    Japan ..............................         4           0         4
    France .............................         4           1         3
    Spain ..............................         2           0         2
    Canada .............................         1           1         0
                                                --          --        --
      Total ............................       109          48        61
                                               ===          ==        ==

--------
* The table excludes one bowling center operated by the Company's Hong Leong joint venture and 14 bowling centers operated by its Playcenter joint venture. See "Business -- General Development of Business."

     AMF's leases are subject to periodic renewal. Forty-two of the U.S. centers have leases which expire during the next three years. Twenty-six of such leases have renewal options. Sixteen of the international centers have leases which expire during the next three years. Nine of such leases have renewal options. The Company generally has not had difficulty renewing leases.

BOWLING PRODUCTS

     As of December 31, 1998, AMF owned or leased facilities at five locations in the United States, four of which are used for its Bowling Products business and one of which is used for its billiards business. AMF also leased facilities at 29 international locations which are used as offices or warehouses.


                                U.S. FACILITIES

                                                                                                     APPROXIMATE      OWNED/
       LOCATION                                         PRODUCTS                                   SQUARE FOOTAGE     LEASED
----------------------   ----------------------------------------------------------------------   ----------------   -------
Richmond, VA .........   World headquarters, pinspotters, automatic scoring, synthetic lanes,          360,000        Owned
                         other capital equipment, consumer products, used pinspotters
                                                                                                        54,000        Leased
Lowville, NY .........   Pins and wood lanes                                                           121,000        Owned
                                                                                                        50,000        Owned
Golden, CO ...........   Lane maintenance equipment (Century) (1)                                       50,000        Leased
Bland, MO ............   Billiards tables (AMF Billiards and Games)                                     37,210        Owned
                                                                                                        33,373        Leased
                                                                                                        32,000        Owned
                                                                                                        24,000        Owned
                                                                                                        16,000        Owned
                                                                                                        11,000        Leased
Miami, FL ............   Office                                                                            200        Leased


--------
(1) Relocated to Richmond, Virginia facility February 28, 1999.

                           INTERNATIONAL FACILITIES

                                                                  APPROXIMATE      OWNED/
                 LOCATION                       FUNCTIONS       SQUARE FOOTAGE     LEASED
-----------------------------------------   ----------------   ----------------   -------
Emu Plains, Australia ...................        Office                400         Leased
                                                Warehouse           10,100         Leased
Brussels, Belgium .......................        Office              1,000         Leased
Toronto, Canada .........................        Office                400         Leased
                                                Warehouse            2,100         Leased
Beijing, China ..........................        Office                390         Leased
Guangzhou, China ........................        Office                380         Leased
                                                Warehouse            1,650         Leased
Hong Kong ...............................        Office              2,500         Leased
                                                 Office              1,125         Leased
Shanghai, China .........................        Office                400         Leased
Levallois-Perret, France ................        Office                984         Leased
                                                Warehouse            1,470         Leased
Mainz-Kastel, Germany ...................        Office                656         Leased
                                                Warehouse            1,650         Leased
Bangalore, India ........................        Office              1,050         Leased
New Delhi, India ........................        Office              2,000         Leased
Yokohama, Japan .........................        Office              4,626         Leased
                                                Warehouse            8,888         Leased
                                             Service Center          1,634         Leased
Seoul, South Korea ......................        Office              5,119         Leased
                                                Warehouse            7,472         Leased
Mexico City, Mexico .....................        Office              1,300         Leased
                                                Warehouse           11,431         Leased
Warsaw, Poland ..........................        Office                209         Leased
Granna, Sweden ..........................        Office              4,515         Leased
                                                Warehouse           12,705         Leased
Hemel Hempstead, United Kingdom .........        Office             11,500         Leased
                                                Warehouse           11,770         Leased

ITEM 3. LEGAL PROCEEDINGS

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF Bowling Products"), an indirect subsidiary of AMF Bowling, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to 38 NCPs purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     On November 6, 1998, the court awarded Hai Heng approximately $3.5 million. AMF Bowling Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court on February 11, 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF.

     The Company believes Hai Heng's claim is a warranty issue and that Hai
Heng is not entitled to recover the purchase price, lost profits or the cost of storage. The Company continues to believe that Hai Heng's claim is substantially without merit, and furthermore, based on the advice of local legal counsel, the Company believes that the judicial process leading up to the trial court award and the judgment issued by the People's Court involved significant procedural and other legal defects. Hai Heng has begun to exercise its rights to enforce the collection of the judgment. The Company intends to continue to pursue all available defenses. Among other things, AMF Bowling Products intends to seek an appeal to the Supreme People's Court in Beijing (the "Supreme Court") and a stay of the execution of the judgment. The granting of an appeal is discretionary with the Supreme Court.

     Due to a number of uncertainties inherent in the litigation process in these jurisdictions, the Company can give no assurance on the likelihood of success of its appeal efforts or the ultimate outcome of the Hai Heng litigation. However, management does not believe that the outcome of the action will have a material adverse impact on the financial position of the Company.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including employment discrimination claims, workers' compensation claims and personal injury claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to assure the outcome of such claims and actions.


REGULATORY MATTERS

     There are no unique federal or state regulations applicable to bowling center operations or equipment manufacturing. State and local governments require establishments to hold permits to sell alcoholic beverages, and, although regulations vary from state to state, once permits are issued, they generally remain in place indefinitely (except for routine renewals) without burdensome reporting or supervision other than revenue tax reports.


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

     The Company currently and from time to time is subject to environmental claims. It is the opinion of management that the various asserted claims in which the Company currently is involved are not likely to have a material adverse impact on its financial position or results of operations. However, no assurance can be given as to the ultimate outcome with respect to such claims.

     AMF cannot predict with any certainty whether existing conditions or future events, such as changes in existing laws and regulations, may give rise to additional environmental costs. Furthermore, actions by federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the cost of producing AMF's products, or providing its services, or otherwise adversely affect the demand for its products or services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


EXECUTIVE OFFICERS OF AMF BOWLING

     The following table sets forth information concerning the individuals who are executive officers of AMF Bowling:



         NAME             AGE                            POSITION
----------------------   -----   --------------------------------------------------------
  Stephen E. Hare        45      Director; Acting President and Chief Executive Officer,
                                 Executive Vice President; Chief Financial
                                 Officer and Treasurer
  John P. Watkins        43      Executive Vice President; President,
                                 U.S. Bowling Centers
  Michael P. Bardaro     48      Senior Vice President; Corporate
                                 Controller and Assistant
                                 Secretary

     STEPHEN E. HARE was named Acting President and Chief Executive Officer of AMF Bowling on November 2, 1998 following the resignation of Douglas J. Stanard. He is also the Executive Vice President, Chief Financial Officer and Treasurer of AMF Bowling. Mr. Hare joined AMF Bowling in 1996. Mr. Hare served as Senior Vice President and Chief Financial Officer of James River Corporation of Virginia from 1992 to 1996.

     JOHN P. WATKINS has been the Executive Vice President of AMF Bowling and President, U.S. Bowling Centers since September 1998. Prior to joining AMF, Mr. Watkins was President of Source Company from 1996 to 1998. Mr. Watkins was Senior Vice President and Chief Operating Officer of Food Lion, Inc. from 1991 to 1996.

     MICHAEL P. BARDARO is Senior Vice President, Corporate Controller and Assistant Secretary of AMF Bowling. Mr. Bardaro was Controller at General Medical Manufacturing Co. in Richmond, Virginia between 1989 and 1994.

PART II

ITEM 5. MARKET FOR AMF BOWLING COMMON STOCK AND SECURITIES AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     AMF Bowling's Common Stock (the "Common Stock"), $.01 par value, is traded on the New York Stock Exchange under the symbol "PIN." Prior to the Initial Public Offering on November 7, 1997, there was no market for the Common Stock. See "Item 1. Business -- General Development of Business," "Note 12. Stockholders' Equity" in the Notes to Consolidated Financial Statements, and the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

     As of March 8, 1999, there were 5,200 holders of record of the Common Stock. The reported high and low sales prices for the Common Stock for the period from November 7, 1997 through December 31, 1997 and for each of the four quarters of 1998 were as follows:


                              1997                      1998
                     -----------------------   -----------------------
   QUARTER ENDED        HIGH          LOW         HIGH          LOW
------------------   ----------   ----------   ----------   ----------
  March 31             n/a          n/a         $27 3/8      $20 1/2
  June 30              n/a          n/a          31           22 5/8
  September 30         n/a          n/a          28 3/8        7 1/2
  December 31(a)     $25 1/8      $21 1/2         9            3 7/8


--------
(a)  In 1997, for the period from November 7, 1997 through December 31, 1997.

     AMF Bowling has not paid any cash dividends on the Common Stock and intends to retain earnings, if any, for use in the Company's business.

     The Company conducts all of its business through subsidiaries. AMF Bowling's operations are limited to the provision of certain management services related to its holding company operations. AMF Bowling's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to AMF Bowling for any purpose, whether in the form of loans, dividends or otherwise. Moreover, AMF Bowling Worldwide, Inc. ("Bowling Worldwide"), a wholly-owned subsidiary of AMF Group Holdings, is prohibited under both the Credit Agreement, as defined below, and the indentures governing its senior subordinated notes ("Subsidiary Senior Subordinated Notes") and senior subordinated discount notes ("Subsidiary Senior Subordinated Discount Notes" and, collectively with the Subsidiary Senior Subordinated Notes, the "Subsidiary Notes") from upstreaming funds by dividends, loans or otherwise, to pay cash dividends.


ZERO COUPON CONVERTIBLE DEBENTURES

     On May 12, 1998, the Company issued in a private placement $1,125,000,000 aggregate principal amount at maturity of its Zero Coupon Convertible Debentures due 2018 (the "Debentures") to Goldman, Sachs & Co., Cowen & Company, Morgan Stanley & Co., Incorporated and Schroder & Co., Inc. (the "Initial Purchasers"). The Debentures were offered at an offering price of 25.257% plus accrued original issue discount equal to the excess of the principal amount at maturity of the Debentures over their issue price from May 12, 1998. The Debentures were subsequently resold in transactions exempt from registration to "qualified institutional buyers" pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"). The Debentures are convertible at any time prior to maturity, unless previously redeemed or otherwise purchased by the Company, into shares of Common Stock at a conversion rate of 8.6734 shares per $1,000 principal amount at maturity. The net proceeds received by the Company from the Debenture offering totaled approximately $273.6 million.

     The Debentures are traded in the Private Offerings, Resales and Trading Through Automated Linkages Market. See "Note 9. Long-Term Debt" in the Notes to the Consolidated Financial Statements. As of March 8, 1999, there were 22 record holders of the Debentures. The reported high and low sales prices for the Debentures from May 12, 1998 through June 30, 1998, and for the third and fourth quarters of 1998 were as follows:


  QUARTER ENDED        HIGH            LOW
----------------   ------------   ------------
  June 30 (a)       $  266.25      $  235.00
  September 30         258.75          97.50
  December 31          136.30          68.80


--------
(a)  For the period from May 12, 1998 through June 30, 1998.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the fiscal years indicated were derived from AMF Bowling's audited consolidated financial statements for the years ended December 31, 1998 and December 31, 1997, the period ended December 31, 1996, and the Predecessor Company's audited combined financial statements for the four months ended April 30, 1996, and the years ended December 31, 1995 and 1994. The consolidated pro forma results set forth below are presented as if the Acquisition had occurred on January 1, 1996, and are based on the Predecessor Company's statement of income for the period ending April 30, 1996, AMF Bowling's statement of operations from its inception through December 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting. See "Note 3. Pro Forma Results of Operations" in the notes to consolidated financial statements of AMF Bowling. The data should be read in conjunction with AMF Bowling's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere herein.

     The comparability of the selected financial data is affected by the Company's bowling center acquisition program. In 1996, the Company acquired 57 bowling centers from unrelated sellers. The combined purchase price was $108.0 million. In 1997, the Company acquired 122 bowling centers from a number of unrelated sellers. The combined purchase price was $232.7 million (including amounts paid in 1998 for certain bowling centers included in the 1997 total). In 1998, the Company acquired 83 bowling centers from a number of unrelated sellers. The combined purchase price was $156.8 million. While the Company's intention is to continue its efforts to consolidate the U.S. bowling center industry by purchasing additional bowling centers, the Company recently has curtailed the pace of its acquisitions so that management can focus on improving financial performance of its current centers. In the near term, however, the Company continues to evaluate acquisitions on a more limited scale. See "Item 1. Business -- General Development of Business" and "Note 14. Supplemental Disclosures to the Consolidated Statements of Cash Flows" and "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements.

     The selected financial data include operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, and other income and expenses. EBITDA information is included because the Company understands that such information is a standard measure commonly reported and widely used by certain investors and analysts. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with Generally Accepted Accounting Principles ("GAAP").


                                                               FOR THE YEAR ENDED DECEMBER 31,                              FOUR
                                     ----------------------------------------------------------------------------------    MONTHS
                                                                       (DOLLARS IN MILLIONS)                                ENDED
                                                                                      AMF BOWLING,                        APRIL 30,
                                                                                         INC.                            -----------
                                                             ----------------------------------------------------------  PREDECESSOR
                                       PREDECESSOR COMPANY    PRO FORMA                                                    COMPANY
                                     -----------------------                                                            ------------
                                         1994        1995       1996 (a)         1996 (b)         1997           1998       1996 (c)
                                     ------------ ---------- -------------    -------------- -------------- ----------- ------------
INCOME STATEMENT DATA:
Operating revenue ................... $  517.8      564.9      $  548.9        $  384.8       $  713.7       $   738.1     $ 164.9
                                      --------     ------      --------        --------       --------       ---------      -------
Cost of goods sold ..................    196.0      184.1         173.6           130.5          212.6           202.2        43.1
Bowling center operating expenses ...    115.2      166.5         178.8           123.7          251.2           335.7        80.2
Selling, general and
 administrative expenses ............     57.1       50.8          51.0            35.1           64.5            70.0        35.5
Depreciation and amortization .......     24.8       39.1          73.5            49.4          102.5           120.6        15.1
                                      --------     ------      --------        --------       --------       ---------      -------
Operating income (loss) .............    124.7      124.4          72.0            46.1           82.9             9.6        (9.0)
Interest expense, gross .............      7.4       15.7         106.2            78.0          118.4           114.7         4.5
Other income (expense), net .........     (1.5)       0.2           3.8             3.9           (8.1)           (5.3)       (0.1)
                                      ---------    ------      --------        --------       ---------      ----------     -------
Income (loss) before income taxes ...    115.8      108.9         (30.4)          (28.0)         (43.6)         (110.4)      (13.6)
Provision (benefit) for income taxes      16.5       12.1          (8.9)           (8.5)         (12.8)            7.3        (1.7)
                                      ---------    ------      ---------       ---------      ---------      ----------     -------
Net income (loss) before equity
  in loss of joint ventures and
  extraordinary items ...............     99.3       96.8         (21.5)          (19.5)         (30.8)         (117.7)      (11.9)
Equity in loss of joint ventures,
   net of tax  ......................       --         --            --              --           (1.4)           (8.2)         --
                                      ---------    -------     ---------       ---------      ---------      ----------     -------
Net income (loss) before
 extraordinary items ................     99.3       96.8         (21.5)          (19.5)         (32.2)         (125.9)      (11.9)
Extraordinary items, net of tax .....       --         --            --              --          (23.4)             --          --
                                      ---------    -------     ---------       ---------      ---------      ----------     -------
Net income (loss) ................... $   99.3    $  96.8      $  (21.5)       $  (19.5)      $  (55.6)      $  (125.9)   $  (11.9)
                                      =========    =======     =========       =========      =========      ==========    ========
Basic and diluted net loss per
 share before extraordinary items....                          $  (0.55)       $  (0.49)      $  (0.71)      $   (2.11)
Basic and diluted per share
 effect of extraordinary items ......                                --              --          (0.52)             --
                                                               ---------       ---------      ---------      ----------
Basic and diluted net loss per share                           $  (0.55)       $  (0.49)      $  (1.23)      $   (2.11)
                                                               =========       =========      =========      ==========
SELECTED DATA:
EBITDA .............................. $  149.5    $ 163.5      $  145.5        $   95.5       $  185.4       $   130.2     $   6.1
EBITDA margin .......................     28.9%      28.9%         26.5%           24.8%          26.0%           17.6%        3.7%




                                                        AS OF DECEMBER 31,
                                 -----------------------------------------------------------------
                                                       (DOLLARS IN MILLIONS)
                                   PREDECESSOR COMPANY                AMF BOWLING, INC.
                                 ------------------------   --------------------------------------
                                    1994          1995         1996          1997          1998
BALANCE SHEET DATA:              ----------   -----------   ----------   -----------   -----------
Working capital (d) ..........    $  16.9      $   29.2      $    7.8     $   43.9      $   70.6
Goodwill .....................         --            --         771.1        772.3         772.7
Total assets .................      410.2         400.4       1,594.0      1,832.1       1,980.0
Total debt ...................      186.1         167.4       1,091.3      1,060.6       1,344.0
Stockholders' equity .........      132.4         161.5         408.8        654.0         529.6
Total capital ................      318.5         328.9       1,500.1      1,714.6       1,873.6



--------
(a) Represents results of operations from January 1, 1996 through December 31, 1996 on a pro forma basis. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements.
(b) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes the results of operations of the acquired business from May 1, 1996 through December 31, 1996.
(c) Represents results of operations from January 1, 1996 through April 30,
    1996.
(d) Predecessor Company amounts reflect elimination of affiliate receivables and payables.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in this report contains certain forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability to integrate acquired operations into its business, (ii) the Company's ability to execute its long-term strategies, including to identify, finance and execute further acquisitions, (iii) the development and growth of new bowling markets and the Company's ability to identify those markets and to generate sales of products in those markets, (iv) the risk of adverse political acts or developments in the Company's existing or proposed markets for its products or in which it operates its bowling centers, (v) the Company's ability to hire and retain experienced senior management, (vi) the ability of AMF Bowling and its subsidiaries to generate sufficient cash flow in a timely manner to satisfy principal and interest payments on their indebtedness, (vii) the popularity of bowling as an activity in the United States and abroad, (viii) the continuation or worsening of economic difficulties currently being experienced by certain countries in Asia Pacific and other regions, (ix) fluctuations in currency exchange rates which affect translation of operating results and (x) increased competitive pressure from current competitors and future market entrants. In addition, actual results may differ materially from forward-looking statements in this report as a result of factors generally applicable to companies in similar businesses, including, among other things: (a) a decline in general economic conditions and (b) an adverse judgment in pending or future litigation. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


BACKGROUND

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and in AMF Bowling's Consolidated Financial Statements included elsewhere herein.

     Management believes that comparison of the results of operations for the years ended December 31, 1997, on a historical basis, and 1996, on a pro forma basis, is appropriate. This is due primarily to significant changes in depreciation and amortization that result from the application of the purchase method of accounting for the Acquisition in 1996 and from the increased interest expense due to the debt incurred in connection with the Acquisition. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements.

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company's operations, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of operations of Bowling Centers, Bowling Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this provides a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis.


PERFORMANCE BY BUSINESS SEGMENT


     BOWLING CENTERS

     Bowling Centers derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. In 1998, bowling, food and beverage and other revenue represented 58.8%, 27.2% and 14.0% of total Bowling Centers revenue, respectively.

The results shown below reflect both U.S. and international Bowling Centers operations.




                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                                   (DOLLARS IN MILLIONS)
                                                           PRO FORMA
                                                           1996 (a)        1997           1998
                                                          ----------   ------------   ------------
BOWLING CENTERS (before intersegment eliminations):
Operating revenue .....................................    $ 307.3      $  429.1       $  540.9
                                                           -------      --------       --------
Cost of goods sold ....................................       27.5          39.9           54.5
Bowling center operating expenses .....................      177.2         252.5          338.5
Selling, general and administrative expenses ..........        7.0           6.3            5.8
Depreciation and amortization .........................       56.2          82.8           97.4
                                                           -------      --------       --------
Operating income ......................................    $  39.4      $   47.6       $   44.7
                                                           =======      ========       ========
SELECTED DATA:
EBITDA ................................................    $  95.6      $  130.4       $  142.1
EBITDA margin .........................................       31.1%         30.4%          26.3%
Number of centers, end of period ......................        341           470            545
Number of lanes, end of period ........................     11,782        16,315         18,858


--------
(a) Represents pro forma results of operations from January 1, 1996 through December 31, 1996. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements. The pro forma 1996 amount of selling, general and administrative expenses has been adjusted to reflect a reallocation to corporate of certain general and administrative expenses previously allocated to the Bowling Centers segment.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997. Bowling Centers operating revenue increased $111.8 million, or 26.1%. An increase of $133.6 million was attributable to new centers, of which $113.0 million was from U.S. centers, and $20.6 million was from international centers. U.S. constant centers (centers in operation for at least one full fiscal year) revenue decreased $9.2 million, or 3.7%, primarily as a result of lower lineage, integrating newly acquired centers, nationally branded chain development activities, record-setting hot weather which adversely affected customer visits in the summer months and the later start of league play in 1998. International constant centers revenue decreased $7.8 million, or 8.4%, primarily due to unfavorable currency translation of results. On a constant exchange rate basis, international operating revenue would have increased $1.7 million, or 1.8%. A decrease in operating revenue of $4.8 million was primarily attributable to the closing of nine U.S. centers in 1998.

     Cost of goods sold increased $14.6 million, or 36.6%, primarily as a result of the net increase in the number of centers.

     Operating expenses increased $86.0 million, or 34.1%, of which approximately $86.2 million was attributable to new centers, including $74.9 million attributable to U.S. centers and $11.3 million attributable to international centers. As a percentage of its revenue, Bowling Centers operating expenses were 58.8% for the year ended December 31, 1997 compared to 62.6% for the year ended December 31, 1998, primarily as a result of nationally branded chain development activities.

     A decrease of $0.5 million, or 7.9%, in selling, general and administrative expenses was primarily attributable to expense management.

     An increase of $11.7 million, or 9.0%, in EBITDA was attributable to new centers. EBITDA margin in 1998 was 26.3% compared to 30.4% in 1997 primarily as a result of nationally branded chain development activities.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996. Bowling Centers operating revenue increased $121.8 million, or 39.6%. An increase of $125.8 million was attributable to new centers, of which $116.5 million was from U.S. centers, and $9.3 million was from international centers. An increase of $1.1 million, or 0.4%, in constant centers revenue was primarily a result of an increase in revenue in the Northeastern United States, a region in which the Company has a large number of centers and which experienced severe weather conditions during the first quarter of 1996. The increase in constant centers revenue for the year ended December 31, 1997 compared to the same period in 1996 was net of $1.0 million additional revenue in 1996 due to leap year, a $3.0 million decrease in revenue from the Japanese centers in 1997, which was primarily caused by recent poor economic conditions in Japan, and a decrease of $1.0 million in operating revenue in the third quarter of 1997 compared to the same period in 1996 which resulted from pricing specials used in the U.S. and international centers to overcome lower lineage which resulted from the hot, dry weather in these regions. Excluding these special items, constant center revenue would have increased $6.1 million, or 2.2%, in the year ended December 31, 1997 compared to the same period in 1996. A decrease in operating revenue of $5.1 million was primarily attributable to the closing of a total of eight U.S. centers in May 1996, and February, May and December 1997.

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



                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                                    (DOLLARS IN MILLIONS)
                                                           PRO FORMA
                                                            1996 (a)        1997           1998
                                                          -----------   ------------   ------------
BOWLING PRODUCTS (before intersegment eliminations):
Operating revenue .....................................    $ 252.1       $  299.3        $ 212.5
Cost of goods sold ....................................      153.3          185.7          159.6
                                                           -------       --------        --------
Gross profit ..........................................       98.8          113.6           52.9
Selling, general and administrative expenses ..........       36.2           42.8           42.2
Depreciation and amortization .........................       18.5           19.8           22.5
                                                           -------       --------        --------
Operating income (loss) ...............................    $  44.1       $   51.0        $ (11.8)
                                                           =======       ========       =========
SELECTED DATA:
Gross profit margin ...................................       39.2%          38.0%          24.9%
EBITDA ................................................    $  62.6       $   70.8        $  10.7
EBITDA margin .........................................       24.8%          23.7%           5.0%
New Center Packages sold ..............................      3,029          4,576          2,466
New Center Packages backlog end of period (b) .........      1,426          1,725          1,078


--------
(a) Represents results of operations from January 1, 1996 through December 31, 1996 on a pro forma basis. See "Note 3. Pro Forma Results of Operations" in the Notes to Consolidated Financial Statements. The pro forma 1996 amount of selling, general and administrative expenses has been adjusted to reflect a reallocation to corporate of certain overhead expenses previously allocated to the Bowling Products segment.
(b) NCP orders included in the backlog are routinely cancelled by customers for a number of reasons, including the unavailability of financing. Accordingly, the Company has experienced, and, especially as a result of economic difficulties experienced by certain markets, expects to continue to experience, the cancellation of a portion of such orders. The backlog as of February 28, 1999 was 865 units, which represents a reduction of 19.8% compared to a backlog of 1,078 units as of December 31, 1998. See " -- Backlog; Recent NCP Sales."

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997. Bowling Products operating revenue decreased $86.8 million, or 29.0%, due to a decrease of $74.6 million, or 45.2%, in NCP revenue, and a decrease of $12.2 million, or 9.1%, in Modernization and Consumer Products revenue. Operating results have been adversely impacted by current economic difficulties in Asia Pacific and other regions which have reduced the level of shipments for NCPs and Modernization and Consumer Products sales. The strong U.S. dollar also unfavorably affected pricing and financial statement translation. During the year ended December 31, 1998, Bowling Products recorded NCP shipments of 2,466 units compared to shipments of 4,576 units for the year ended December 31, 1997. The decrease in Modernization and Consumer Products revenue is primarily due to decreased sales to Asia Pacific customers because of adverse economic conditions and decreased Modernization sales to U.S. customers due to delayed product introductions in 1998. Additionally, a new low-cost competitor has gained new market share in China. See " -- Seasonality and Market Development Cycles" and "Business -- International Operations."

     Gross profit decreased by $60.7 million, or 53.4%. Gross profit margin was 38.0% in 1997 and 24.9% in 1998. Gross profit and gross profit margin declines were primarily a result of lower levels of NCP shipments, the strong U.S. dollar and competitive pricing as discussed above, lower margins on the 1998 Modernization and Consumer Products product mix and unabsorbed fixed overhead resulting from low production levels. See " -- International Operations."

     Bowling Products selling, general and administrative expenses decreased by $0.6 million, or 1.4%, primarily as a result of a profit improvement plan.
The Bowling Products organization was streamlined as part of a cost reduction program in order to further reduce manufacturing, selling, general and administrative expenses to offset the impact of lower sales volume on EBITDA. Savings from the cost reduction programs were partially offset by the increased investment in the first half of 1998 in certain international markets with long-term potential.

     Bowling Products EBITDA decreased $60.1 million, or 84.9%, and EBITDA margin decreased from 23.7% in 1997, to 5.0% in 1998 as a result of the lower revenue and gross profit partially offset by decreased selling, general and administrative expenses discussed above.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996. Bowling Products operating revenue increased $47.2 million, or 18.7%, primarily due to an increase of $44.7 million, or 37.1%, in NCP revenue, and an increase of $1.5 million, or 1.1%, in Modernization and Consumer Products revenue. The increase in NCP revenue was due to an overall increase in NCP sales of 1,547 units which occurred primarily in Asia Pacific, Europe, South America and the Middle East. See " -- Seasonality and Market Development Cycles."

     Gross profit increased by $14.8 million, or 15.0%. Gross profit margin was 39.2% in 1996, on a pro forma basis, and 38.0% in 1997. Competitive pricing pressure in certain markets and higher cost of sales, both experienced in the third and fourth quarter, and unfavorable exchange rates, experienced in certain markets in the fourth quarter, resulted in lower year-to-date margins in 1997. See " -- International Operations."

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


CONSOLIDATED ITEMS


     DEPRECIATION AND AMORTIZATION

     For the year ended December 31, 1998, depreciation and amortization increased by $18.1 million, or 17.7%, over the same period in 1997, primarily attributable to depreciation of property and equipment of centers acquired during 1998 and incremental depreciation expense as a result of capital expenditures.

     For the year ended December 31, 1997, depreciation and amortization increased by $29.0 million, or 39.5%, over the same period in 1996, primarily due to depreciation of property and equipment of centers acquired since May 1996 and incremental depreciation expense as a result of capital expenditures.


     INTEREST EXPENSE

     Gross interest expense decreased by $3.7 million, or 3.1%, in the year ended December 31, 1998 compared with the same period in 1997. Interest savings associated with the reduction of bank debt and the redemption of a portion of the Subsidiary Senior Subordinated Discount Notes with proceeds of AMF Bowling's Initial Public Offering were partially offset by interest incurred on increased levels of bank debt as a result of center acquisitions and the issuance of the Debentures by AMF Bowling on May 12, 1998. See " -- Liquidity" and " -- Capital Resources" for further discussion of the bank debt and the Debentures. Cash interest paid by the Company for the year ended December 1998 totaled $76.5 million, while non-cash bond interest amortization totaled $36.7 million.

     Gross interest expense increased by $12.2 million, or 11.5%, in the year ended December 31, 1997 compared with the same period in 1996, primarily due to interest paid on increased levels of bank debt as a result of center acquisitions. See " -- Liquidity" and " -- Capital Resources." Cash interest paid by the Company for the year ended December 1997 totaled $83.2 million, while non-cash bond interest amortization totaled $33.6 million.


     NET LOSS

     Net loss in the year ended December 31, 1998 was $125.9 million compared to a net loss of $55.6 million in the year ended December 31, 1997. The increase in net loss of $70.3 million was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation expense. Additionally, the Company recorded $8.2 million in equity in loss of joint ventures in the year ended December 31, 1998 compared to a loss of $1.4 million in the year ended December 31, 1997. The Company accounts for its investments in its Hong Leong joint venture and Playcenter joint venture by the equity method. See "Note 16. Joint Ventures" in the Notes to Consolidated Financial Statements. The Company recorded a tax provision of $7.3 million in the year ended December 31, 1998 compared to a tax benefit of $12.8 million in the year ended December 31, 1997.

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


     The Company incurred after-tax extraordinary charges totaling $23.4 million in the fourth quarter of 1997 as a result of entering into its Third Amended and Restated Credit Agreement (the "Credit Agreement") with its lenders, the premium paid to redeem a portion of the Subsidiary Senior Subordinated Discount Notes with the proceeds of the Initial Public Offering and the write-off of the portion of deferred financing costs attributable to the Subsidiary Senior Subordinated Discount Notes redeemed. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements and "Selected Quarterly Data" included elsewhere herein.

     Of the $11.9 million increase in other expenses, $3.6 million is attributable to the write down of seven U.S. centers closed in 1997 and three U.S. centers which the Company closed in 1998, $1.6 million is attributable to an increase in losses recorded on sales of property and equipment and $3.0 million represents an increase in losses on foreign exchange transactions. In addition to the increases in these expenses, interest income decreased $3.7 million. Proceeds from the issuance of Subsidiary Notes which were used to partially fund the Acquisition were received by the Company in March 1996, and earned interest income until May 1, 1996, the date of Acquisition.


     INCOME TAXES

     Prior to the Acquisition, certain of the companies within the Predecessor Company elected S corporation status under the Internal Revenue Code of 1986, as amended (the "Code"). Upon consummation of the Acquisition, those companies became taxable corporations under the Code.

     In connection with the Acquisition, the two principal subsidiaries of the Company elected under Section 338(h)(10) of the Code to treat the stock purchase as a deemed asset acquisition for the purposes of U.S. federal income taxes. These elections permitted both of the affiliated companies to revalue their assets to fair market value and treat any amortizable goodwill as tax deductible over 15 years.

     As of December 31, 1998, the Company had net operating losses of approximately $194.5 million which will carry over to future years to offset U.S. taxes. Net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve as of December 31, 1998 for $45.6 million related to net operating losses and foreign tax credits. Management believes that there is a risk that certain of these net operating losses and foreign tax credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them.


LIQUIDITY


     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capital on December 31, 1998 was $70.6 million compared to $43.9 million as of December 31, 1997, an increase of $26.7 million. This increase in working capital was primarily attributable to an increase of $8.2 million in inventory balances primarily due to new product introductions and the increase in the number of bowling centers as a result of acquisitions, an increase in $8.4 million in accounts receivable primarily as a result of an increased amount of sales closer to the end of the year in 1998 compared to the same period in 1997 and the timing of payments by customers on new product sales, a decrease of $10.7 million in accounts payable and accrued expenses and a net increase of $7.2 million in other current assets and liabilities. The increase in working capital was offset by a decrease in working capital caused by a decrease of $2.8 million in cash and an increase of $5.0 million in the current portion of long-term debt.

     Net cash flows provided by operating activities were $1.5 million for the year ended December 31, 1998 compared to net cash flows provided of $47.7 million for the year ended December 31, 1997, a decrease of $46.2 million. A decrease of $70.3 million was attributable to the net loss of $125.9 million recorded in the year ended December 31, 1998 compared to a net loss of $55.6 million in the same period of 1997; a decrease of $27.3 million was caused by decreased levels of accounts payable and accrued expenses; a decrease of $6.9 million was attributable to the increase in other assets primarily due to increases in deposits and other assets. These decreases were offset by an increase of $20.0 million attributable to a decrease in the level of deferred taxes; an increase of $16.0 million attributable to lower levels of accounts receivable, an increase of $18.2 million in depreciation and amortization, loss on the sale of property and equipment, net of $4.5 million attributable to the closure of nine bowling centers and the sale of the Company's Swiss bowling center in 1998, an increase of $9.9 million attributable to lower inventory balances resulting from lower Bowling Products sales volumes in 1998; and increased bond amortization of $3.1 million as lower levels of bond amortization resulting from the redemption of a portion of the Subsidiary Senior Subordinated Discount Notes in connection with the Initial Public Offering were offset by bond amortization attributable to the Debentures; a net increase of $3.2 million attributable to changes in other operating activities and an increase in the equity in loss of joint ventures of $6.8 million. Extraordinary items associated with the redemption of debt in 1997 with proceeds from the Initial Public Offering totaled $23.4 million.

     Net cash flows used in investing activities were $242.0 million for the year ended December 31, 1998 compared to net cash flows used of $288.6 million for the year ended December 31, 1997, a decrease of $46.6 million. Bowling Center acquisition spending decreased by $41.2 million and purchases of property and equipment increased by $9.9 million in the year ended December 31, 1998, compared to the same period in 1997. In the year ended December 31, 1998, the Company purchased 83 centers compared to 122 centers in the same period in 1997. Investments in and advances to joint ventures totaled $5.6 million in the year ended December 31, 1998 compared to investments in or advances to joint ventures of $21.3 million in the same period of 1997. Other cash flows provided from investing activities decreased $0.4 million. See "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements and " -- Capital Expenditures" for additional discussion of these investing activities.

     Net cash provided by financing activities was $234.9 million for the year ended December 31, 1998 compared to the net cash provided of $235.7 million for the year ended December 31, 1997, a decrease of $0.8 million. Proceeds from long-term debt increased $297.1 million primarily as a result of the issuance of the Debentures on May 12, 1998 for gross proceeds of approximately $284.1 million less deferred financing costs of $11.1 million. In addition, borrowings under the Credit Agreement increased $24.1 million primarily as a result of funding center acquisitions and working capital. Payments on long-term debt were lower by $2.7 million in 1998 compared to 1997. In the year ended December 31, 1997, $279.1 million was provided from net proceeds of the Initial Public Offering, $36.6 million was provided from additional capital contributions used in part to fund acquisitions and for other corporate purposes. In the year ended December 31, 1997, $14.6 million was used to pay the premium associated with the redemption of a portion of the Subsidiary Senior Subordinated Discount Notes with proceeds from the Initial Public Offering and $0.5 million was used for the repurchase of an officer's shares in connection with the termination of his employment with the Company. See "Note 9. Long-Term Debt," "Note 13. Employee Benefit Plans," and "Note 15. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and " -- Capital Resources."

     As a result of the aforementioned, cash decreased by $2.8 million for the year ended December 31, 1998 compared to a decrease of $7.8 million for the year ended December 31, 1997.

     The net proceeds of the sale of the Debentures discussed above were approximately $273.0 million, of which $249.6 million was used to repay senior bank indebtedness under the Credit Agreement and $23.4 million was used for general corporate purposes. As of December 31, 1998, $163.0 million was outstanding under the Bank Facility (as defined below) and $192.0 million was available for borrowing thereunder primarily for working capital purposes. Effective September 30, 1998, the Company renegotiated certain financial covenants under the Credit Agreement, pursuant to Amendment No. 1 and Waiver to the Credit Agreement (the "Amendment and Waiver"), with respect to the third and fourth quarters of 1998 and the year ended December 31, 1999. The Amendment and Waiver also substantially restricts the Company's ability to borrow to finance acquisitions and places limits on the Company's ability to make capital expenditures, investments and acquisitions. The financial covenants existing prior to the Amendment and Waiver will be reinstated commencing the beginning of 2000. Based on current performance, the Company will not meet the requirements of the financial covenants that will be reinstated.


     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The following discussion compares AMF Bowling's results for the year ended December 31, 1997 with the period ended December 31, 1996, on an historical basis.

     Net cash flows provided by operating activities were $73.8 million for the period ended December 31, 1996 compared with net cash provided of $47.7 million for the year ended December 31, 1997, a decrease of $26.1 million. Net cash was provided from an increase of $53.1 million in depreciation and amortization as a result of incremental depreciation recorded on bowling center acquisitions and capital expenditures of the Company, an increase of $8.8 million which resulted from amortization of the discount related to the bonds used to partially fund the Acquisition and an increase of $4.0 million attributable to loss recorded on the sale of property and equipment. In 1997, net cash of $1.4 million was provided by the equity in loss of joint ventures and $23.4 million was provided by the after-tax extraordinary charges discussed above. Net cash used resulted from an increase of $36.1 million in net loss, an increase of $19.6 million in the change in accounts receivable primarily resulting from the increased levels of NCP sales compared with the same period in 1996, an increase of $18.8 million in the change in inventory, primarily reflecting the increased backlog of NCP orders to be shipped after December 31, 1997, an increase in the change in other assets of $8.9 million, an increase in the change in net deferred income tax assets of $6.2 million and a decrease of $27.2 million in the change in accounts payable and other liabilities.

     Net cash flows used in investing activities were $1,467.1 million for the period ended December 31, 1996 compared with net cash flows used of $288.6 million for the year ended December 31, 1997. During the period ended December 31, 1996, cash flows used for acquisitions of operating units, net of cash acquired, including the Acquisition, totaled $1,450.9 million, capital spending was $16.9 million and other investing cash flows provided were $0.7 million. During the year ended December 31, 1997, acquisitions of bowling centers totaled $214.8 million, capital spending was $56.7 million, investments in and advances to the Company's Hong Leong joint venture and Playcenter joint venture totaled $21.3 million, and other cash flows provided by investing activities were $4.2 million attributable to proceeds from the sale of property. See "Note 15. Acquisitions" in the "Notes to Consolidated Financial Statements" and " -- Capital Expenditures."

     Net cash provided by financing activities was $1,438.3 million for the period ended December 31, 1996 compared with net cash provided of $235.7 million for the year ended December 31, 1997. During the period ended December 31, 1996, the Company had borrowings, net of deferred financing costs, of $1,059.3 million from debt incurred to finance the Acquisition and from the Acquisition Facility (as defined below), and made payments of $38.9 million on this debt. Additionally, a total of $420.8 million was received as capital contributions by the institutional stockholders of AMF Bowling and certain of its officers and directors. Of the total capital contributed, $380.8 million was for the initial capitalization of the Company and the Acquisition, and $40.0 million was received as additional capital contributions in connection with the acquisition of centers. During 1997, funds were used primarily for the payment of long-term debt totaling $304.6 million, $14.6 million was attributable to the premium paid in connection with the redemption of a portion of the Subsidiary Senior Subordinated Discount Notes discussed above, $0.7 million was attributable to payments on non-compete obligations and $0.5 million was used for the repurchase of an officer's shares in connection with the termination of his employment with the Company. Funds were provided in 1997 by borrowings of long-term debt totaling $240.4 million, $36.6 million of additional capital contributions used in part to fund acquisitions and for other corporate purposes and $279.1 million of net proceeds from the Initial Public Offering. See "Note 12. Stockholders' Equity" in the Notes to Consolidated Financial Statements.

     As a result of the aforementioned, cash increased by $43.6 million for the period ended December 31, 1996 compared to a decrease of $7.8 million for the year ended December 31, 1997.


CAPITAL RESOURCES

     The Company's total indebtedness is primarily a result of the financing of the Acquisition and the Company's bowling center acquisition program. At December 31, 1998, the Company's debt structure consisted of $583.9 million of senior debt, $250.0 million of Subsidiary Senior Subordinated Notes, $213.2 million of Subsidiary Senior Subordinated Discount Notes, and $296.9 million of Debentures. The Company's senior debt consisted of $418.9 million of term loans, $163.0 million of revolving credit advances under the Bank Facility (as defined below) and $2.0 million represented by one mortgage note. At December 31, 1998, the Company was capitalized with equity of $529.6 million.

     In September 1997, certain stockholders of AMF Bowling purchased an aggregate of 1,780,000 shares of Common Stock for $20.00 per share. The aggregate $35.6 million capital contribution was used to fund acquisitions.

     On November 3, 1997, the Company entered into the Third Amended and Restated Credit Agreement, under which the previously existing acquisition facility (the "Acquisition Facility") and a portion of the previously existing term facilities were converted into a non-amortizing revolving bank facility (the "Bank Facility"), the aggregate size of which was increased to $355.0 million, and a portion of such revolving credit indebtedness was repaid with proceeds of the Initial Public Offering. In 1998, the Company entered into the Amendment and Waiver that amended or waived certain financial covenants of the Credit Agreement and imposed certain restrictions on the Company's operations through December 31, 1999. In addition, for 1999, borrowings to finance acquisitions are substantially restricted and limits have been placed on the Company's ability to make capital expenditures, investments and acquisitions. The Company believes that it will be in compliance with the amended covenants during 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. The financial covenants existing prior to the amendment will be reinstated in the year beginning 2000. However, based on current performance the Company will not meet the requirements of the financial covenants that will be reinstated. Failure by the Company to comply with its credit agreement covenants could result in an event of default which, if not cured or waived, will have a material adverse effect on the Company. Actual borrowing under the Credit Agreement must meet certain financial tests under the Credit Agreement and the indentures governing the Subsidiary Notes (the "Subsidiary Indentures"). The Company's leverage may adversely affect its ability to meet these tests, and, as a result, to obtain such financing. For the year ended December 31, 1998, additional borrowings under the Bank Facility totaled $264.5 million, of which $249.6 million was repaid from proceeds from the sale of the Debentures, and were used to fund the acquisitions of centers and increases in working capital and for general corporate purposes. As of December 31, 1998, $163.0 million was outstanding and $192.0 million was available for borrowing under the Bank Facility.

     In November 1997, AMF Bowling issued 15,525,000 shares of Common Stock at $19.50 per share pursuant to the Initial Public Offering. The net proceeds of the Initial Public Offering were approximately $279.1 million, after deducting the underwriting discount and expenses payable by AMF Bowling, and were used to repay $150.8 million of indebtedness under the Credit Agreement and to redeem $118.9 million in principal of the Subsidiary Senior Subordinated Discount Notes. See "Note 9. Long-Term Debt" and "Note 12. Stockholders' Equity" in the Notes to Consolidated Financial Statements.

     On May 12, 1998, AMF Bowling completed the private placement of the Debentures for net proceeds of $273.0 million.

     The Company funded its cash needs through the Bank Facility as well as cash flow from operations and existing cash balances. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the year ended December 31, 1998, the Company incurred cash interest expense of $76.5 million, representing 58.8% of EBITDA of $130.2 million for the year. For the year ended December 31, 1997, the Company incurred cash interest expense of $83.0 million, representing 44.8% of EBITDA of $185.4 million for the year. From the inception date of January 12, 1996 through December 31, 1996, the Company incurred cash interest expense of $53.0 million, representing 55.5% of EBITDA of $95.5 million for the period.

     The Subsidiary Indentures and the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. See "Note 9. Long-Term Debt" in the Notes to Consolidated Financial Statements.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets.


CAPITAL EXPENDITURES

     For the year ended December 31, 1998, the Company's capital expenditures were $66.6 million compared to $56.7 million for the year ended December 31, 1997, an increase of $9.9 million. Bowling Centers capital expenditures increased $12.1 million, which was attributable to the higher number of the Company's centers as a result of the Company's acquisition program; Bowling Products capital expenditures decreased $0.2 million as a result of decreased expenditures on certain new products; expenditures on Company-wide information systems decreased $3.5 million and other expenditures increased $1.5 million.

     For the year ended December 31, 1997, the Company's capital expenditures were $56.7 million (excluding acquisitions) compared with $23.8 million for the year ended December 31, 1996, on a pro forma basis (capital expenditures of the acquired business from January 1, 1996 through December 31, 1996). The increase was primarily due to an ongoing modernization program, information system expenditures and construction of the Chelsea Piers center in New York City.

     The Company conducts an ongoing modernization and maintenance program that results in its centers having upgraded physical plants and generally attractive appearances.

     Bowling Products has relatively modest capital investment requirements, and the Company follows a relatively conservative approach to capital investment. Maintenance and replacement investments have been made when clearly needed, but as close to the end of the useful lives of assets as possible. Investment in new product development has received investment priority and has focused on projects with projected payback periods of one to three years.

     While the Company's intention is to continue its efforts to consolidate the U.S. bowling center industry by purchasing additional bowling centers, the Company recently curtailed its pace of acquisitions so that management can focus on improving financial performance of its current centers. In the near term, however, the Company continues to evaluate acquisitions on a more limited scale. As of February 28, 1999, the Company has no formal commitments to build or acquire centers. The Company has committed to build one Michael Jordan Golf Center in 1999. See "Business -- Business Strategy."

     The Company funded its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally-generated cash, the Bank Facility, and issuances of common equity. See "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements, " -- Liquidity" and " -- Capital Resources."


SEASONALITY AND MARKET DEVELOPMENT CYCLES

     The U.S. bowling center operations are seasonal. The following table sets forth AMF's U.S. constant centers revenue for the last four quarters:



                                               QUARTER ENDING (DOLLARS IN MILLIONS)
                          ------------------------------------------------------------------------------
                           MARCH 31, 1998     JUNE 30, 1998     SEPTEMBER 30, 1998     DECEMBER 31, 1998
                          ----------------   ---------------   --------------------   ------------------
Total Revenue .........       $ 78.0             $ 48.6              $ 46.7                $ 68.6
% of Total ............         32.2%              20.1%               19.3%                 28.4%


     On a consolidated basis, revenue and EBITDA of the Company's businesses are less seasonal and cyclical. The geographic diversity of the Company's bowling centers, which operate across different regions of the U.S. and across ten other countries, has historically decreased the seasonality of the Company's annual cash flows. Although financial performance of Bowling Centers operations is seasonal in nature in many countries, with cash flows typically peaking in the winter months and reaching their lows in the summer months, the geographic diversity of the Company's bowling centers has helped reduce this seasonality as bowling centers in certain countries in which AMF operates exhibit different seasonal sales patterns. In Australia, where AMF has its largest number of international centers, the reversal of seasons relative to the U.S. helps mitigate the seasonality in worldwide operations. AMF's cash flows are further stabilized by the location of many centers in regions where the climates have high average temperatures and high humidity. In the U.S., during the summer months when league bowling is generally less active, bowling centers in the southern U.S. continue to show strong performance. Similarly, in regions with warm summer climates such as Hong Kong and Mexico, where bowling in air-conditioned centers may be more attractive than outdoor activities, bowling centers show strong performance. The increase in U.S. centers attributable to the Company's acquisition program, however, has accentuated the seasonality of financial performance of the Bowling Centers business. See "Note 17. Business Segments" in the Notes to Consolidated Financial Statements.

     Modernization and Consumer Products sales display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Products, is driven by the beginning of league play in the fall of each year. While proprietors purchase Consumer Products throughout the year, they often place larger orders during the summer in preparation for the fall start of leagues. Summer is also often the peak period for modernization equipment. Operators typically sign purchase orders for modernization equipment during the first four months of the year after they receive winter league revenue indications. Equipment is then shipped and installed during the summer when leagues are generally less active. However, sales of some modernization equipment such as automatic scoring and synthetic lanes are less predictable and fluctuate from year to year because of the longer life cycle of these major products.

     The NCP category of bowling products experiences significant fluctuations due to changes in demand for NCPs as certain markets experience high growth followed by market maturity, at which time sales to that market decline, sometimes rapidly. Market cycles for individual countries have, in the past, spanned several years, with periods of high demand for several markets (e.g., South Korea and Taiwan) which, in the Company's experience, last five years or more. Current economic difficulties in Asia Pacific and other regions have resulted in the reduction in shipments and backlog for NCPs. See " -- Backlog; Recent NCP Sales."


INTERNATIONAL OPERATIONS

     The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive laws and actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs and tariffs, value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax laws. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales or on its results of operations.

     AMF has a history of operating in a number of international markets, in some cases, for over 30 years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in those markets. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

     Economic difficulties in Asia Pacific and other regions contributed to a reduction in the level of shipments for NCPs. The limited availability of financing for customers to construct new bowling centers also contributed to the reduction of orders. As of December 31, 1998, the NCP backlog was 1,078 which is a reduction of 37.5% compared to December 31, 1997. As of February 28, 1999, the NCP backlog was 865, which is a 19.8% reduction compared to December 31, 1998 and a 49.9% reduction compared to December 31, 1997.

     NCP unit sales to China, Japan and other Asia Pacific markets represented 52.8% for the year ended December 31, 1998 compared to 72.7% for the year ended December 31, 1997. NCP unit backlog related to China, Japan and other Asia Pacific markets represented 70.6% of total NCP unit backlog at February 28, 1999 compared to 74.2% at December 31, 1998 and 70.4% at December 31, 1997.

     Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the years ended December 31, 1998 and 1997, revenue of international bowling centers represented 15.6% and 14.6% of consolidated results, respectively. For the years ended December 31, 1998 and 1997, EBITDA of international bowling centers represented 24.3% and 16.0% of consolidated results, respectively.

     In December 1996, China extended through June 1997 the concession allowing foreign investment enterprises to import capital equipment without customs duty or VAT. From July 1997 to approximately June 1998, there was sporadic enforcement of the new policy requiring full customs duty and VAT. In addition, the nominal customs duty rate for bowling equipment was cut by approximately 50% in 1997. Purchasers of bowling equipment used import facilitators throughout this period to import at favorable duty and VAT rates.

     In approximately July 1998, China significantly strengthened its import restrictions and virtually eliminated the customs duty-free and VAT-free importation of new and used capital goods. In the second half of 1998, the customs authorities also began stringently enforcing a new policy passed without advance notice in early 1998 forbidding the importation of used capital equipment without permits. Permits for the importation of used bowling equipment have proven quite difficult to obtain. During the second half of 1998 and the beginning of 1999, AMF customers used facilitators for importing AMF equipment, but they have done so primarily as a vehicle for purchasing the equipment in local currency and not as a means to reduce customs duties and VAT.

     Local Chinese companies are not subject to the same restrictions. In 1997, a Chinese company, Shanghai Zhonglu Industrial Co., Ltd., began production of locally-manufactured low-end bowling equipment and has experienced significant acceptance by local customers. This equipment is not subject to the customs duties that affect imported equipment.


BACKLOG; RECENT NCP SALES

     The total backlog of NCPs was 1,078 units as of December 31, 1998, representing a reduction of 37.5% compared to 1,725 units as of December 31, 1997. As of February 28,1999, the NCP backlog was 865, which is a 19.8% reduction compared to December 31, 1998 and a 49.9% reduction compared to December 31, 1997. It is expected that NCP backlog will continue for the foreseeable future at levels which are substantially lower than those experienced in 1997. NCP orders included in the backlog are routinely cancelled by customers for a number of reasons including unavailability of financing. Accordingly, the Company has experienced, and, in large part as a result of economic difficulties experienced by certain markets, particularly in the Asia Pacific region, expects to continue to experience, the cancellation of a portion of its NCP orders. NCP sales for the year ended December 31, 1998 totaled $90.5 million, a 45.2% decrease from the same period in 1997. NCP shipments were 2,466 units for the year ended December 31, 1998, representing a reduction of 46.1% compared to shipments of 4,576 units for the year ended December 31, 1997, which was largely attributable to the recent economic difficulties in the Asia Pacific region. See " -- Seasonality and Market Development Cycles" and " -- International Operations."

     NCP sales for the year ended December 31, 1997 totaled $165.1 million, a 37.1% increase over the same period in 1996. Management believes that the significant increase was attributable to the market development and sales programs implemented in mid-1996 which were designed to increase NCP sales activity in certain markets around the world.


IMPACT OF INFLATION

     There was no significant impact on the Company's operations as a result of inflation during the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996.


RECENT ACCOUNTING PRONOUNCEMENTS

     Effective for the fiscal year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Adoption of these standards did not have a material impact on the Company's financial position or results of operations. See "Note 2. Significant Accounting Policies -- Comprehensive Income" in the Notes to Consolidated Financial Statements regarding adoption of SFAS No. 130.

     Effective for the fiscal year ended December 31, 1999, the Company is required to adopt Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Effective for the quarter ended March 31, 2000, the Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of these standards will have a material impact on the Company's financial position or results of operations.


YEAR 2000 ISSUE

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

     The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

     IT. The Company has a number of financial, retail and operational systems worldwide. The retail systems in many of its bowling centers are already Year 2000 compliant. The Company is in the process of installing corrective measures for those bowling centers that are not compliant and expects this effort to be complete by the third quarter of 1999. The Company is installing new financial and operational systems at several locations. In connection with this effort, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. The financial and operational systems have already been installed for U.S. Bowling Centers and at the corporate level. The effort will be complete for Bowling Products locations before year-end. Several locations have existing systems that are being upgraded for Year 2000 compliance, which will be completed by the end of the second quarter of 1999. For the years ended December 31, 1997 and 1998, the Company spent approximately $12.6 million and $4.1 million, respectively, on systems that are designed to be Year 2000 compliant. The Company expects to spend an additional $7.6 million to complete the installation. These costs include normal system software and equipment upgrades or replacements which the Company anticipated incurring and budgeted in the normal course of business, separate from the Year 2000 issue.

     NON-IT. Non-IT systems involve embedded technologies, such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer-controlled manufacturing equipment. The Company sells automatic scoring that is computerized and has developed a software program at a cost to the Company of approximately $50,000 that will address the Year 2000 issue in its automatic scoring. This software will be made available to customers with service contracts at no cost and will be sold to customers without service contracts. To date, management believes the Company's Non-IT risks are minimal. For the most part, costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX
FINANCIAL STATEMENTS


AMF BOWLING, INC. AND SUBSIDIARIES
o Report of Independent Public Accountants ..................................................  26
o Consolidated Balance Sheets as of December 31, 1998 and 1997 ..............................  27
o Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997,
    and the Period Ended December 31, 1996 ..................................................  28
o Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997,
    and the Period Ended December 31, 1996 ..................................................  29
o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998
    and 1997, and the Period Ended December 31, 1996 ........................................  30
o Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 1998
    and 1997, and the Period Ended December 31, 1996 ........................................  31
o Notes to Consolidated Financial Statements ................................................  32

AMF BOWLING, INC. AND SUBSIDIARIES
o Selected Quarterly Data (unaudited) .......................................................  64

AMF BOWLING GROUP (PREDECESSOR COMPANY)
o Report of Independent Accountants .........................................................  65
o Combined Balance Sheet as of April 30, 1996 ...............................................  66
o Combined Statement of Operations for the Four Months Ended April 30, 1996 .................  67
o Combined Statement of Cash Flows for the Four Months Ended April 30, 1996 .................  68
o Combined Statement of Changes in Stockholders' Equity for the Four Months
     Ended April 30, 1996....................................................................  69
o Notes to Combined Financial Statements ....................................................  70

FINANCIAL STATEMENT SCHEDULES

AMF BOWLING, INC.
o Report of Independent Public Accountants on Schedule I ....................................  99
o Schedule I -- Condensed Financial Information of AMF Bowling, Inc ......................... 100

AMF BOWLING GROUP (PREDECESSOR COMPANY)
o Schedule II -- Valuation and Qualifying Accounts and Reserves ............................. 104


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
AMF BOWLING, INC.:


     We have audited the accompanying consolidated balance sheets of AMF Bowling, Inc. (a Delaware corporation) and subsidiaries as of December 31,
1998 and 1997, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive loss for the years ended December 31, 1998 and 1997, and the period from inception (January 12, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the period from inception (January 12, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Richmond, Virginia
February 19, 1999

AMF BOWLING, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                                                                                   AS OF DECEMBER 31,
                                                                                             -------------------------------
                                                                                                  1998             1997
                                                                                             --------------   --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ...............................................................    $    33,002      $    35,790
 Accounts and notes receivable, net of allowance for doubtful accounts of $6,492 and               82,435           73,991
  $5,012, respectively
 Inventories .............................................................................         64,735           56,568
 Deferred taxes and other ................................................................         23,960           17,049
                                                                                              -----------      -----------
  TOTAL CURRENT ASSETS ...................................................................        204,132          183,398
Property and equipment, net ..............................................................        873,985          750,885
Leasehold interests, net .................................................................         42,863           47,180
Deferred financing costs, net ............................................................         27,787           18,911
Goodwill, net ............................................................................        772,744          772,348
Investments in and advances to joint ventures ............................................         17,436           19,999
Other assets .............................................................................         41,027           39,331
                                                                                              -----------      -----------
  TOTAL ASSETS ...........................................................................    $ 1,979,974      $ 1,832,052
                                                                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ........................................................................    $    33,912      $    41,583
 Accrued expenses ........................................................................         61,809           64,865
 Income taxes payable ....................................................................          5,389            5,644
 Current portion of long-term debt .......................................................         32,375           27,376
                                                                                              -----------      -----------
  TOTAL CURRENT LIABILITIES ..............................................................        133,485          139,468
Long-term debt, less current portion .....................................................      1,311,589        1,033,223
Other long-term liabilities ..............................................................          5,265            5,333
                                                                                              -----------      -----------
  TOTAL LIABILITIES ......................................................................      1,450,339        1,178,024
                                                                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock (par value $.01 per share, 200,000,000 shares authorized, 59,747,550 and
  59,630,000, issued and outstanding, respectively) ......................................            597              596
 Paid-in capital .........................................................................        749,305          748,053
 Retained deficit ........................................................................       (200,942)         (75,048)
 Foreign currency translation adjustment .................................................        (19,325)         (19,573)
                                                                                              -----------      -----------
   TOTAL STOCKHOLDERS' EQUITY ............................................................        529,635          654,028
                                                                                              -----------      -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................    $ 1,979,974      $ 1,832,052
                                                                                              ===========      ===========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

AMF BOWLING, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                                                 YEAR ENDED DECEMBER 31,         PERIOD ENDED
                                                                             --------------------------------    DECEMBER 31,
                                                                                   1998             1997           1996 (a)
                                                                             ---------------   --------------   -------------
OPERATING REVENUE ........................................................     $   738,113       $  713,668      $  384,809
                                                                               -----------       ----------      ----------
OPERATING EXPENSES:
 Cost of goods sold ......................................................         202,224          212,544         130,542
 Bowling center operating expenses .......................................         335,705          251,206         123,673
 Selling, general, and administrative expenses ...........................          70,015           64,546          35,070
 Depreciation and amortization ...........................................         120,637          102,447          49,386
                                                                               -----------       ----------      ----------
  Total operating expenses ...............................................         728,581          630,743         338,671
                                                                               -----------       ----------      ----------
  Operating income .......................................................           9,532           82,925          46,138
NONOPERATING EXPENSES (INCOME):
 Interest expense ........................................................         114,662          118,385          77,990
 Other expenses, net .....................................................           7,655           10,106           1,912
 Interest income .........................................................          (2,392)          (1,954)         (5,748)
                                                                               -----------       ----------      ----------
  Total nonoperating expenses ............................................         119,925          126,537          74,154
                                                                               -----------       ----------      ----------
 Loss before income taxes ................................................        (110,393)         (43,612)        (28,016)
 Provision (benefit) for income taxes ....................................           7,294          (12,776)         (8,532)
                                                                               -----------       ----------      ----------
 Net loss before equity in loss of joint ventures and extraordinary items         (117,687)         (30,836)        (19,484)
 Equity in loss of joint ventures ........................................          (8,207)          (1,362)             --
                                                                               -----------       ----------      ----------
 Net loss before extraordinary items .....................................        (125,894)         (32,198)        (19,484)
 Extraordinary items, net of tax of $12,778 ..............................              --          (23,366)             --
                                                                               -----------       ----------      ----------
 Net loss ................................................................     $  (125,894)      $  (55,564)     $  (19,484)
                                                                               ===========       ==========      ==========
NET LOSS PER SHARE, BASIC AND DILUTED:
 Net loss per share before extraordinary items ...........................     $     (2.11)      $    (0.71)     $    (0.49)
 Per share effect of extraordinary items .................................              --          (  0.52)             --
                                                                               -----------       ----------      ----------
 Net loss per share ......................................................     $     (2.11)      $    (1.23)     $    (0.49)
                                                                               ===========       ==========      ==========
 Weighted average shares outstanding .....................................          59,717           45,249          39,713
                                                                               ===========       ==========      ==========

--------
(a) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes results of operations of the acquired business from May 1, 1996 through December 31, 1996.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMF BOWLING, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                      YEAR ENDED DECEMBER 31,       PERIOD ENDED
                                                                                   ------------------------------   DECEMBER 31,
                                                                                         1998           1997          1996 (a)
                                                                                   --------------- -------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ........................................................................   $  (125,894)    $  (55,564)   $    (19,484)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization ..................................................       120,637        102,447          49,386
  Equity in loss of joint ventures ...............................................         8,207          1,362              --
  Extraordinary items, net of tax ................................................            --         23,366              --
  Deferred income taxes ..........................................................          (243)       (20,221)        (14,040)
  Amortization of bond discount ..................................................        36,697         33,562          24,731
  Loss on the sale of property and equipment, net ................................         8,948          4,446             408
  CHANGES IN ASSETS AND LIABILITIES:
   Accounts and notes receivable, net ............................................       (10,153)       (26,093)         (6,504)
   Inventories ...................................................................        (7,069)       (16,971)          1,862
   Other assets ..................................................................       (19,852)       (12,897)         (4,010)
   Accounts payable and accrued expenses .........................................        (9,531)        17,782          21,930
   Income taxes payable ..........................................................          (214)           602             417
   Other long-term liabilities ...................................................           (73)        (4,089)         19,135
                                                                                     -----------     ----------    ------------

Net cash provided by operating activities ........................................         1,460         47,732          73,831
                                                                                     -----------     ----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of operating units, net of cash acquired ...........................      (173,492)      (214,761)     (1,450,928)
 Investments in and advances to joint ventures ...................................        (5,643)       (21,361)             --
 Purchases of property and equipment .............................................       (66,639)       (56,703)        (16,941)
 Proceeds from the sale of property and equipment ................................         3,811          4,180             754
                                                                                     -----------     ----------    ------------
  Net cash used in investing activities ..........................................      (241,963)      (288,645)     (1,467,115)
                                                                                     -----------     ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt, net of deferred financing costs ...................       537,510        240,406       1,059,277
 Payment on long-term debt .......................................................      (301,985)      (304,621)        (38,875)
 Prepayment penalty ..............................................................            --        (14,571)             --
 Capital contributions ...........................................................            --         36,600         420,750
 Net proceeds from issuance of shares ............................................            44        279,071              --
 Repurchase of shares ............................................................            --           (500)             --
 Noncompete obligations ..........................................................          (677)          (647)         (2,892)
                                                                                     -----------     ----------    ------------
  Net cash provided by financing activities ......................................       234,892        235,738       1,438,260
                                                                                     -----------     ----------    ------------
  Effect of exchange rates on cash ...............................................         2,823         (2,603)         (1,408)
                                                                                     -----------     ----------    ------------
  Net (decrease) increase in cash ................................................        (2,788)        (7,778)         43,568
  Cash and cash equivalents at beginning of period ...............................        35,790         43,568              --
                                                                                     -----------     ----------    ------------
  Cash and cash equivalents at end of period .....................................   $    33,002     $   35,790    $     43,568
                                                                                     ===========     ==========    ============

--------
(a) For the period from the inception date of January 12, 1996, through December 31, 1996, which includes the cash flows of the acquired business from May 1, 1996 through December 31, 1996.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMF BOWLING, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                                                                        FOREIGN
                                                   COMMON                                               CURRENCY        TOTAL
                                                   SHARES       COMMON      PAID-IN      RETAINED     TRANSLATION   STOCKHOLDERS'
                                                OUTSTANDING     STOCK       CAPITAL      DEFICIT       ADJUSTMENT      EQUITY
                                               ------------- ----------- --------------------------- ------------- --------------
Balance January 12, 1996 .....................          --      $ --       $      --   $        --    $       --     $       --
 Initial Capitalization ......................  38,375,000       384         389,066            --            --        389,450
 Capital contribution by stockholders ........   4,000,000        40          39,960            --            --         40,000
 Net loss ....................................          --        --              --       (19,484)           --        (19,484)
 Foreign currency translation adjustment .....          --        --              --            --        (1,151)        (1,151)
                                                ----------      ----       ---------   -----------    ----------     ----------
Balance December 31, 1996 ....................  42,375,000       424         429,026       (19,484)       (1,151)       408,815
                                                ----------      ----       ---------   -----------    ----------     ----------
 Capital contribution by stockholders ........   1,780,000        18          35,582            --            --         35,600
 Issuance of stock and stock options .........     100,000         1           5,027            --            --          5,028
 Initial public offering of common stock .....  15,525,000       155         278,916            --            --        279,071
 Repurchase of common stock ..................    (150,000)         (2)         (498)           --            --           (500)
 Net loss ....................................          --        --              --       (55,564)           --        (55,564)
 Foreign currency translation adjustment .....          --        --              --            --       (18,422)       (18,422)
                                                ----------      ------     ---------   -----------    ----------     ----------
Balance December 31, 1997 ....................  59,630,000       596         748,053       (75,048)      (19,573)       654,028
                                                ----------      ------     ---------   -----------    ----------     ----------
 Issuance of stock and stock options .........     117,550         1           1,252            --            --          1,253
 Net loss ....................................          --        --              --      (125,894)           --       (125,894)
 Foreign currency translation adjustment .....          --        --              --            --           248            248
                                                ----------      ------     ---------   -----------    ----------     ----------
Balance December 31, 1998 ....................  59,747,550     $ 597       $ 749,305   $  (200,942)   $  (19,325)    $  529,635
                                                ==========      ======     =========   ===========    ==========     ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMF BOWLING, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)


                                                         YEAR ENDED DECEMBER 31,         PERIOD ENDED
                                                     --------------------------------    DECEMBER 31,
                                                           1998             1997           1996 (a)
                                                     ---------------   --------------   -------------

Net Loss .........................................     $  (125,894)      $  (55,564)     $  (19,484)
Foreign currency translation adjustment ..........             248          (18,422)         (1,151)
                                                       -----------       ----------      ----------
Total comprehensive loss .........................     $  (125,646)      $  (73,986)     $  (20,635)
                                                       ===========       ==========      ==========

--------
(a) For the period from the inception date of January 12, 1996, through December 31, 1996, which includes the cash flows of the acquired business from May 1, 1996 through December 31, 1996.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION
     AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company" or "AMF") are principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 421 U.S. bowling centers and 124 international bowling centers ("Bowling Centers"), including 15 joint venture centers described in "Note 16. Joint Ventures," as of December 31, 1998, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international independent bowling center operators.

     AMF Bowling Worldwide, Inc., ("Bowling Worldwide"), is a wholly-owned subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly-owned subsidiary of AMF Bowling. AMF Group Holdings and Bowling Worldwide are Delaware corporations organized by GS Capital Partners II, L.P., and certain other investment funds (collectively, "GSCP") affiliated with Goldman, Sachs & Co. ("Goldman Sachs"), to effect the Acquisition (described below). AMF Bowling and AMF Group Holdings are holding companies. The principal assets in each are comprised of investments in subsidiaries.

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

     The purchase price for the Acquisition was approximately $1.37 billion. The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of Acquisition. The Acquisition was funded with $380.8 million of contributed capital, and $1.015 billion of debt, including bank debt and senior subordinated notes and discount notes. The purchase price included $8.7 million which represented warrants to purchase 870,000 shares of AMF Bowling common stock, par value $.01 per share ("Common Stock"), which were issued on the Closing Date to The Goldman Sachs Group, L.P., an affiliate of Goldman Sachs. See "Note 9. Long-Term Debt." See also "Note 14. Supplemental Disclosures to the Consolidated Statements of Cash Flows" which presents the components of the purchase price allocation.


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
     The results of operations for the years ended December 31, 1998 and 1997, reflect the results of the Company from January 1, 1998 ("1998") and 1997 ("1997"), respectively. The results of operations for the period ended December 31, 1996, reflect the results of the Company since the inception date of January 12, 1996, and the subsidiaries acquired as of May 1, 1996, from the Predecessor Company ("1996"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.


JOINT VENTURES

     Investments in joint ventures are accounted for under the equity method. These investments are managed as part of the Company's Bowling Centers segment operations, and the Company's share of joint venture earnings is included in earnings for the Bowling Centers segment. See "Note 16. Joint Ventures."


USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, realization of goodwill, deferred taxes and other deferred assets, litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES continued

REVENUE RECOGNITION

     For Bowling Products, revenue is generally recognized at the time the products are shipped. For larger contract orders, Bowling Products generally requires that customers submit a deposit as a condition of accepting the order. For a significant portion of international sales, Bowling Products generally requires the customer to obtain a letter of credit prior to shipment.


WARRANTY COSTS

     Bowling Products warrants all new products for certain periods up to one year. Bowling Products charges to income an estimated amount for future warranty obligations, and also offers customers the option to purchase extended warranties on certain products. Warranty expense aggregated $5,391 for 1998, $3,007 for 1997 and $4,471 for 1996, and is included in cost of goods sold in the accompanying consolidated statements of operations.


CASH AND CASH EQUIVALENTS

     The Company classifies all highly liquid fixed-income investments purchased with an original maturity of three months or less as cash equivalents.


INVENTORIES

     Bowling Products' inventory is valued at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method. Bowling Centers' inventory is valued at the lower of cost or market, with the cost being determined using the average cost method (see "Note 4").

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

     Property and equipment are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of property and equipment are as follows:



  Buildings and improvements        5 -40 years
  Leasehold improvements            lesser of the estimated useful life or term of the lease
  Bowling and related equipment     5 -10 years
  Manufacturing equipment           2 -7 years
  Furniture and fixtures            3 -8 years


GOODWILL

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 15. Acquisitions," and in accordance with the purchase method of accounting used for all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $20,403 in 1998, $19,827 in 1997 and $13,070 in 1996.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES continued
        LEASEHOLD INTERESTS

     Leasehold interests are presented net of accumulated amortization and represent favorable lease terms which are comprised of the difference between amounts due under the contractual lease rate compared to the market rate for that lease. Leasehold interests are being amortized over the life of each lease. Amortization expense was $4,500 in 1998, $11,735 in 1997 and $1,135 in 1996.


INCOME TAXES

     The U.S. and international subsidiaries of AMF Bowling are taxable corporations under the Internal Revenue Code ("IRC"). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.


RESEARCH AND DEVELOPMENT COSTS

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. Amounts charged against income were approximately $121 in 1998, $922 in 1997 and $1,312 in 1996, and are included in cost of goods sold in the accompanying consolidated statements of operations.


ADVERTISING COSTS

     Costs incurred for producing and communicating advertising are expensed when incurred. The amounts charged against income were approximately $33,432 in 1998, $21,642 in 1997 and $9,299 in 1996, with $20,571, $12,768 and $5,932, respectively, included in bowling center operating expenses for Bowling Centers, and $12,861, $8,856 and $3,367, respectively, included in selling, general and administrative expenses for Bowling Products and Corporate in the accompanying consolidated statements of operations.


EARNINGS PER SHARE

     Basic and diluted net loss per share is calculated based on the actual weighted average shares outstanding. Outstanding stock options and warrants are not considered as their effect is antidilutive. See "Note 12. Stockholders' Equity" and "Note 13. Employee Benefit Plans."


FOREIGN CURRENCY TRANSLATION

     All assets and liabilities of AMF Bowling's international operations are translated from foreign currencies into U.S. dollars at year-end exchange rates. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign currency translation adjustment on the accompanying consolidated balance sheets. Revenue and expenses of international operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies. Transactions in foreign currencies resulted in net gains of $2,450 for 1998, net losses of $3,537 for 1997 and net losses of $488 for 1996 and are included in other expenses in the accompanying consolidated statements of operations.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments, including cash and cash equivalents and short-term debt, approximate fair value at December 31, 1998 and 1997, because of the short maturity of these instruments. At December 31, 1998 and 1997, fair value of the interest rate cap agreements (to reduce the interest rate risk of its floating rate debt) was approximately $8 and zero, respectively. The interest rate cap agreements are valued using the estimated amount that the Company would receive to terminate the cap agreements as of December 31, 1998 and 1997, based on a quote from the counterparty, taking into account current interest rates and the credit worthiness of the counterparty. The Company has no intention of terminating the cap agreements. The fair value of the term facilities under the Bank Debt, as defined in "Note 9. Long-Term Debt," at December 31, 1998 and 1997, was approximately $376,988 and $467,361, respectively, based on the trading value at December 31, 1998 and 1997. The fair value of the Subsidiary Senior Subordinated Notes and Subsidiary Senior Subordinated Discount Notes, as defined in "Note 9. Long-Term Debt," at December 31, 1998 and 1997, was approximately $354,005 and $493,551, respectively, based on the trading value at December 31, 1998 and 1997. The fair value of the Debentures, as defined in "Note 9. Long-Term Debt," at December 31, 1998, was approximately $136,463 based on the trading value at December 31, 1998.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES continued
NONCOMPETE AGREEMENTS

     The Company has noncompete agreements with various individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8 percent to 10 percent. The assets are included in other assets on the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the agreements. Noncompete obligations at December 31, 1998 and 1997, net of accumulated amortization, totaled approximately $3,629 and $3,171, respectively. Annual maturities on noncompete obligations as of December 31, 1998, are as follows: 1999 -- $1,236; 2000 -- $945; 2001 -- $238; 2002 -- $195;
2003 -- $195; thereafter -- $820


SELF-INSURANCE PROGRAMS

     The Company is self-insured up to certain levels for general and product liability, workers' compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. The Company has recorded an estimated amount to cover known claims and claims incurred but not reported as of December 31, 1998 and 1997, which is included in accrued expenses in the accompanying consolidated balance sheets.


COMPREHENSIVE INCOME

     For 1998, 1997 and 1996, comprehensive income represents net loss and the change in foreign currency translation adjustment. Accumulated other comprehensive income consists of the accumulated foreign currency translation adjustment on the accompanying consolidated balance sheets and statements 35 of stockholders' equity.


NOTE 3. PRO FORMA RESULTS OF OPERATIONS

     Pro forma statements of operations are presented on the following pages for the year ended December 31, 1996 as if the Acquisition had occurred on January 1, 1996. AMF Bowling's unaudited pro forma statement of income for the twelve months ended December 31, 1996 is based on the Predecessor Company's statement of operations for the four-month period ending April 30, 1996, reported elsewhere in this report, AMF Bowling's statement of operations for the period ended December 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting as described in the notes below. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued



NOTE 3. PRO FORMA RESULTS OF OPERATIONS continued

      PRO FORMA RESULTS OF OPERATIONS (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                                                                   PRO FORMA
                                                            HISTORICAL    PREDECESSOR                                 AMF
                                                               AMF          COMPANY                              BOWLING, INC.
                                                          BOWLING, INC.   FOUR MONTHS                            TWELVE MONTHS
                                                           PERIOD ENDED      ENDED             PRO FORMA             ENDED
                                                           12/31/96 (a)     4/30/96           ADJUSTMENTS          12/31/96
                                                         --------------- ------------- ------------------------ --------------
Operating revenue:                                          $  384.8       $  164.9         $     (0.8) (b)       $  548.9
                                                            --------       --------         ----------            --------
Operating expenses:
 Cost of goods sold ....................................       130.5           43.1                 --               173.6
 Bowling center operating expenses .....................       123.7           80.2              (25.1) (b)(c)       178.8
 Selling, general, and administrative expenses .........        35.1           35.5              (19.6) (b)(c)        51.0
 Depreciation and amortization .........................        49.4           15.1                9.0  (d)           73.5
                                                            --------       --------         ----------            --------
  Total operating expenses .............................       338.7          173.9              (35.7)              476.9
                                                            --------       --------         ----------            --------
  Operating income (loss) ..............................        46.1           (9.0)              34.9                72.0
Nonoperating expenses:
 Interest expense ......................................        78.0            4.5               23.7 (e)           106.2
 Other expenses, net ...................................         1.9            0.7                 --                 2.6
 Interest income .......................................        (5.8)          (0.6)                --                (6.4)
                                                            --------       --------         ----------            ---------
Income (loss) before income taxes ......................       (28.0)         (13.6)              11.2               (30.4)
Provision (benefit) for income taxes ...................        (8.5)          (1.7)               1.3 (f)            (8.9)
                                                            --------       --------         ----------            ---------
Net income (loss) ......................................   $   (19.5)     $   (11.9)        $      9.9            $  (21.5)
                                                           =========      =========         ==========            =========
Net loss per share, basic and diluted ..................                                                          $  (0.55)
                                                                                                                 ==========

--------
(a) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes results of operations of the acquired business from May 1, 1996 through December 31, 1996.
(b) To reflect the impact of AMF Group Holdings not acquiring in the Acquisition the operations of one bowling center in Switzerland and one bowling center in Spain.
(c) To eliminate a one-time charge of $44.0 million for special bonuses and payments made by the Prior Owners in April 1996.
(d) To reflect the increase in depreciation and amortization expense resulting from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the double declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.
(e) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.
(f) To give effect to the change in status of the U.S. and international subsidiaries of AMF Bowling from S corporations to taxable corporations under the U.S. federal tax laws upon consummation of the Acquisition.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued
NOTE 4. INVENTORIES

     Inventories at December 31, 1998 and 1997, consist of the following:



                                                           1998          1997
                                                       -----------   -----------
           Bowling Products, at FIFO:
            Raw materials ..........................    $ 11,471      $ 15,283
            Work in progress .......................       1,548         2,279
            Finished goods and spare parts .........      42,980        33,082
           Bowling Centers, at average cost:
            Merchandise inventory ..................       8,736         5,924
                                                        --------      --------
                                                        $ 64,735      $ 56,568
                                                        ========      ========

NOTE 5. DEFERRED TAXES AND OTHER CURRENT ASSETS


     The components of deferred taxes and other current assets at December 31, 1998 and 1997, consist of the following:


                                                1998         1997
                                             ----------   ----------
  Deferred income taxes ..................    $  7,147     $  5,547
  Advances or deposits ...................      14,024        3,288
  Other ..................................       2,789        8,214
                                              --------     --------
                                              $ 23,960     $ 17,049
                                              ========     ========

NOTE 6. PROPERTY AND EQUIPMENT

     Property and equipment, net at December 31, 1998 and 1997, consists of the following:


                                                                           1998           1997
                                                                       ------------   ------------
           Land ....................................................    $  131,906     $ 113,629
           Buildings and improvements ..............................       362,297       280,046
           Equipment, furniture, and fixtures ......................       553,203       444,437
           Other ...................................................         7,476         7,282
                                                                        ----------     ---------
                                                                         1,054,882       845,394
           Less: accumulated depreciation and amortization .........      (180,897)      (94,509)
                                                                        ----------     ---------
                                                                        $  873,985     $ 750,885
                                                                        ==========     =========


     Depreciation and amortization expense related to property and equipment was $89,080 for 1998, $64,480 for 1997 and $28,200 for 1996.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued
NOTE 7. OTHER LONG-TERM ASSETS

     Other long-term assets are primarily composed of deferred income taxes, long-term rent deposits, long-term portion of noncompete assets, and notes receivable.


NOTE 8. ACCRUED EXPENSES

     Accrued expenses at December 31, 1998 and 1997, consist of the following:


                                                   1998         1997
                                               -----------   ----------
  Accrued compensation .....................    $ 10,424      $  9,523
  Accrued interest .........................       8,075         8,253
  League bowling accounts ..................      16,160        14,237
  Other ....................................      27,150        32,852
                                                --------      --------
                                                $ 61,809      $ 64,865
                                                ========      ========

NOTE 9. LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997, consists of the following:



                                                                           1998              1997
                                                                     ---------------   ---------------
           Bank debt .............................................     $   581,877       $   619,362
           Subsidiary senior subordinated notes ..................         250,000           250,000
           Subsidiary senior subordinated discount notes .........         213,226           189,261
           Zero coupon convertible debentures ....................         296,873                --
           Mortgage and equipment note ...........................           1,988             1,976
                                                                       -----------       -----------
            Total debt ...........................................       1,343,964         1,060,599
           Current maturities ....................................         (32,375)          (27,376)
                                                                       -----------       -----------
            Total long-term debt .................................     $ 1,311,589       $ 1,033,223
                                                                       ===========       ===========

BANK DEBT

     The bank debt (the "Bank Debt") is governed by a credit agreement (the "Credit Agreement") to which Bowling Worldwide is a party with Goldman Sachs, their affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders (collectively, the "Lenders") and provides for (i) senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) a senior secured revolving credit facility of up to $355.0 million (the "Bank Facility," and together with the Term Facilities, the "Senior Facilities"). In connection with such financing, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank is acting as Administrative Agent. The initial borrowings under a predecessor of the Credit Agreement were used to partially fund the Acquisition. As of December 31, 1998, the Company has $192.0 million available for borrowing under the Credit Agreement.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 9. LONG-TERM DEBT continued
     THE SENIOR FACILITIES

     The Term Facilities consist of the following three tranches: (i) a Term Loan Facility of $130.0 million, (ii) an Amortization Extended Loan ("AXELs SM) Series A Facility of $187.5 million and (iii) an AXELs SM Series B Facility of $137.8 million. The Term Loan Facility bears interest, at Bowling Worldwide's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case plus a margin which varies in accordance with a performance pricing grid which is based on the Total Debt/EBITDA Ratio (as defined below) for the Rolling Period (as defined below) then most recently ended.

     The margin applicable to loans bearing interest based on the base rate will range from 0.000% to 2.000%, for advances under the Term Loan Facility, 0.875% to 2.500%, for advances under the AXELs SM Series A Facility, and 1.125% to 2.750%, for advances under the AXELs SM Series B Facility, and the margin applicable to loans bearing interest based on the Eurodollar rate will range from 0.750% to 3.000%, for advances under the Term Loan Facility, 1.875% to 3.500%, for advances under AXELs SM Series A Facility, and 2.125% to 3.750%, for advances under the AXELs SM Series B Facility.

     The Bank Facility has an aggregate amount of $355.0 million, is fully revolving until its final maturity and bears interest, at Bowling Worldwide's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case, plus a margin which varies in accordance with a performance pricing grid which is based on a total debt to EBITDA ratio ("Total Debt/EBITDA Ratio") for the trailing twelve-month period (the "Rolling Period") then most recently ended. The margin applicable to advances under the Bank Facility bearing interest based on the base rate will range from 0.000% to 2.000% and the margin applicable to advances under the Bank Facility bearing interest based on the Eurodollar rate will range from 0.750% to 3.000%.


     At December 31, 1998, the applicable margin based on Citibank's customary base rate, the applicable margin based on Citibank's Eurodollar rate, and the actual interest rate for advances under each of the Senior Facilities were as follows:


                                        BASE RATE   EURODOLLAR RATE   INTEREST
                                          MARGIN         MARGIN         RATE
                                       ----------- ----------------- ---------
  Term Loan Facility .................     1.50%          2.50%         7.81%
  AXELs SM Series A Facility .........     2.00           3.00          8.31
  AXELs SM Series B Facility .........     2.25           3.25          8.56
  Bank Facility ......................     1.50           2.50          7.69


     Maturity dates, average amounts outstanding, and average borrowing rates for the year ended December 31, 1998, were as follows:



                                                            OUTSTANDING     AVERAGE      AVERAGE
                                                           DECEMBER 31,     AMOUNTS     BORROWING
DESCRIPTION                               MATURITY DATES       1998       OUTSTANDING     RATES
---------------------------------------- ---------------- -------------- ------------- ----------
    Term Loan Facility ................. March 31, 2002      $ 99,375       $114,486       7.53%
    AXELs SM Series A Facility ......... March 31, 2003       184,750        185,996       7.84
    AXELs SM Series B Facility ......... March 31, 2004       134,750        136,151       8.09
    Bank Facility ...................... March 31, 2002       163,002        176,318       7.65


     In addition, Bowling Worldwide will be required to make prepayments which permanently reduce the availability under the Senior Facilities under certain circumstances, including upon certain asset sales and issuances of debt by Bowling Worldwide and its subsidiaries and public issuance of equity securities of AMF Bowling. Bowling Worldwide will also be required to make prepayments that permanently reduce the availability under the Term Facilities in an amount equal to up to 50% of Excess Cash Flow for any fiscal year of Bowling Worldwide if the Total Debt/EBITDA Ratio for that fiscal year is greater than or equal to
5.50 to 1.0. If the Total Debt/EBITDA Ratio for that fiscal year is less than
5.50 to 1.0, then Bowling Worldwide is required to prepay the Bank Facility in an amount equal to up to 50% of the Excess Cash Flow (as defined in the Credit Agreement) for such fiscal year (such payment would be the lesser of (x) 50% of the Excess Cash Flow for that fiscal year or (y) the amount by which such Excess Cash Flow exceeds $20 million), but Bowling Worldwide would be permitted to reborrow such amounts, subject to the conditions of the Credit Agreement.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 9. LONG-TERM DEBT continued
     The Senior Facilities are guaranteed by AMF Group Holdings and by each of Bowling Worldwide's present and future domestic subsidiaries and are secured by all of the stock of Bowling Worldwide and Bowling Worldwide's present and future domestic subsidiaries and second-tier subsidiaries, by 66% of the stock of Bowling Worldwide's present and future international subsidiaries and by substantially all of Bowling Worldwide's and its present and future domestic subsidiaries' present and future property and assets.

     COVENANTS

     In 1998, the Company entered into Amendment Number 1 and Waiver (the "Amendment and Waiver") to the Credit Agreement that amended or waived certain financial covenants of the Credit Agreement and imposed certain restrictions on the Company's operations through December 31, 1999. In addition, for 1999, borrowings to finance acquisitions are substantially restricted and limits have been placed on the Company's ability to make capital expenditures, investments and acquisitions. The Company believes that it will be in compliance with the amended covenants during 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. The financial covenants existing prior to the amendment will be reinstated in the year beginning 2000. However, based on current performance the Company will not meet the requirements of the financial covenants that will be reinstated. Failure by the Company to comply with its credit agreement covenants could result in an event of default which, if not cured or waived, will have a material adverse effect on the Company.

     The Credit Agreement contains certain financial covenants, as well as additional affirmative and negative covenants, constraining Bowling Worldwide. Under the terms currently in effect, Bowling Worldwide must maintain a minimum Modified Consolidated EBITDA (as defined in the Credit Agreement) of not less than the sum of (i) an amount ranging from $150 million for the Rolling Period ending June 30, 1997, to $200 million for the Rolling Period ending September 30, 2003 and thereafter, and (ii) the EBITDA Adjustment Amount (as defined in the Credit Agreement) for such Rolling Period, which is equal to 80% of the aggregate amount of the EBITDA of each bowling center acquired or constructed by Bowling Worldwide or any of its Subsidiaries after May 1, 1996 and acquired or constructed at least 15 months prior to such time of determination, except for the quarters ending September 30, 1998 through and including December 31, 1999 during which time there will be no EBITDA Adjustment Amount.

     Bowling Worldwide must also maintain a Cash Interest Coverage Ratio (as defined in the Credit Agreement as the ratio of (i) consolidated EBITDA of Bowling Worldwide and its Subsidiaries during a Rolling Period, as modified with respect to certain bowling centers acquired or constructed after May 1, 1996 ("Modified Consolidated EBITDA") to (ii) cash interest payable on all Debt (as defined in the Credit Agreement) of Bowling Worldwide and its Subsidiaries) at an amount ranging from not less than 1.80 to not less than 2.75. Bowling Worldwide is required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement as the ratio of (i) Modified Consolidated EBITDA less the sum of (a) cash taxes paid plus (b) Capital Expenditures (as defined in the Credit Agreement) made by Bowling Worldwide and its Subsidiaries during such Rolling Period to (ii) the sum of (a) cash interest payable on all Debt plus
(b) principal amounts of all Debt under the Term Facilities payable by Bowling Worldwide and its Subsidiaries during such Rolling Period) at an amount ranging from not less than 1.05 for the Rolling Period ending June 30, 1997, to not less than 1.20 for the Rolling Period ending June 30, 2001 and declining to
1.00 for the Rolling Period ending March 31, 2002 and thereafter, except for the quarters ending September 30, 1998 through December 31, 1999 during which time the test for the Fixed Charge Coverage Ratio covenant is waived. A Senior Debt to EBITDA Ratio (as defined in the Credit Agreement as the ratio of Consolidated Debt, as defined in the Credit Agreement (other than Subordinated Debt and Hedge Agreements, as defined in the Credit Agreement), of Bowling Worldwide and its Subsidiaries to Modified Consolidated EBITDA for that Rolling Period) must be maintained at levels ranging from not more than 4.25 to not more than 2.50. A Total Debt to EBITDA Ratio (as defined in the Credit Agreement as the ratio of consolidated total Debt (other than Hedge Agreements) of Bowling Worldwide and its Subsidiaries to Modified Consolidated EBITDA) must be maintained at levels ranging from not more than 7.50 to not more than 4.50. In each case, the above-mentioned ratios are calculated on a quarterly basis.

     Negative covenants under the Senior Facilities prohibit Bowling Worldwide and its Subsidiaries from incurring any liens (except for those created under the loan documents or otherwise permitted under the Credit Agreement, including those securing Bowling Worldwide's obligations as borrower on other indebtedness not to exceed $5 million at any time outstanding). Bowling Worldwide and its Subsidiaries are also prohibited from incurring any debt, other than (in the case of Bowling Worldwide) debt owed to its Subsidiaries or in respect of hedge agreements not entered into for speculative purposes or (in the case of any Subsidiary) debt owed to Bowling Worldwide or any of its wholly-owned Subsidiaries, to the extent permitted under the Credit Agreement or (in the case of either Bowling Worldwide or its Subsidiaries) debt secured by permitted liens, capitalized leases not to exceed $10 million at any time outstanding and any debt existing at the time of the Acquisition, among other things. Bowling Worldwide and its Subsidiaries may not incur any obligations under leases having a term of one year or more

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 9. LONG-TERM DEBT continued


that would cause their direct and contingent liabilities for any 12 months to exceed the sum of (i) $25 million, (ii) the product of (x) $200,000 and (y) the number of leased bowling centers acquired by Bowling Worldwide or any Subsidiaries after May 1, 1996 and (iii) in each calendar year after 1996, an amount equal to 4% of the amount permitted by this provision in the immediately preceding calendar year. Bowling Worldwide is also prohibited from entering into a merger of which it is not the survivor or to sell, lease, or otherwise transfer its assets other than in the ordinary course of business, except as otherwise permitted by the Credit Agreement. Investments by Bowling Worldwide or its Subsidiaries in any other person are also limited by formulas set forth in the Credit Agreement. The Amendment and Waiver (as defined below) restricts to a much greater extent than before the Company's ability to borrow to finance acquisitions. The negative covenants also relate to the payment of dividends, prepayments of, and amendments of the terms of, other debt (including the Subsidiary Notes), amendment of Related Documents (as defined in the Credit Agreement), ownership changes, negative pledges, partnerships, speculative transactions, capital expenditures and payment restrictions affecting subsidiaries. Bowling Worldwide is also subject to certain financial and other reporting requirements.

     Bowling Worldwide is also prohibited under the Credit Agreement from making a material change in the nature of its existing business, except that it may have up to $50 million invested at any one time in golf driving ranges and other golf-related activities.

     Pursuant to the Credit Agreement, so long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may (i) declare and pay dividends in common stock, (ii) declare and pay cash dividends to the extent necessary to make payments under certain noncompete agreements with owners of the Predecessor Company, (iii) declare and pay cash dividends for general administrative expenses not to exceed $0.25 million and (iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock.


SUBSIDIARY NOTES

     Bowling Worldwide's senior subordinated notes (the "Subsidiary Senior Subordinated Notes") will mature on March 15, 2006. Interest accrues from the date of issuance at an annual rate of 10 7/8% and is payable in cash semiannually in arrears on March 15 and September 15 of each year.

     Bowling Worldwide's senior subordinated discount notes (the "Subsidiary Senior Subordinated Discount Notes") will mature on March 15, 2006, at a fully-accreted value of $277.0 million and will result in an effective yield of 12 1/4% per annum, computed on a semiannual bond equivalent basis. No interest is payable prior to March 15, 2001. Commencing March 15, 2001, interest will accrue and be payable in cash semiannually in arrears on March 15 and September 15 of each year beginning with September 15, 2001.

     The Company's payment obligations under the Subsidiary Senior Subordinated Notes and the Subsidiary Senior Subordinated Discount Notes (together, the "Subsidiary Notes") are jointly and severally guaranteed on a senior subordinated basis by AMF Group Holdings and each of Bowling Worldwide's subsidiaries identified below in "Note 21. Condensed Consolidating Financial Statements" (collectively, the "Guarantors").

     The guarantees of the Subsidiary Notes are subordinated to the guarantees of the Bank Debt and the mortgage and equipment note outstanding at December 31, 1998. The Subsidiary Notes are general, unsecured obligations of Bowling Worldwide, are subordinated in right of payment to all Bank Debt of Bowling Worldwide, and rank pari passu with all existing and future subordinated debt of Bowling Worldwide. The claims of the holders of the Subsidiary Notes will be effectively subordinated to all other indebtedness and other liabilities (including trade payables and capital lease obligations) of Bowling Worldwide's subsidiaries that are not Guarantors and through which Bowling Worldwide will conduct a portion of its operations. See "Note 21. Condensed Consolidating Financial Statements."

     The indenture governing the Subsidiary Senior Subordinated Notes and the indenture governing the Subsidiary Senior Subordinated Discount Notes (together, the "Subsidiary Note Indentures") contain certain covenants that, among other things, limit the ability of Bowling Worldwide and its Restricted Subsidiaries, as defined therein, to incur additional indebtedness and issue Disqualified Stock, as defined therein, pay dividends or distributions or make investments or make certain other Restricted Payments, as defined therein, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu and subordinated indebtedness of Bowling Worldwide and engage in mergers and consolidations.


ZERO COUPON CONVERTIBLE DEBENTURES

     On May 12, 1998, AMF Bowling completed the private placement of $1,125,000,000 aggregate principal amount at maturity of Zero Coupon Convertible Debentures due 2018 (the "Debentures") to Goldman, Sachs & Co., Cowen & Company, Morgan Stanley & Co. Incorporated and Schroder & Co. Inc. (collectively, the "Initial Purchasers"). The Debentures were originally issued by the Company to the Initial Purchasers at an offering price of 25.257% plus accrued original issue

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 9. LONG-TERM DEBT continued

discount from May 12, 1998, and were subsequently sold by the Initial Purchasers to "qualified institutional buyers" in transactions exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed a Registration Statement on Form S-1 (the "Registration Statement"), to satisfy its obligations under the debenture registration rights agreement, dated as of May 12, 1998, between the Company, the designated subsidiaries listed therein and the Initial Purchasers (the "Debenture Registration Rights Agreement") to permit secondary trading of the Debentures and the underlying Common Stock without restrictions under the Securities Act.

     The Debentures will mature on May 12, 2018 and have an effective yield of 7% per annum. The Debentures are convertible, at the option of the Holder, at any time prior to maturity unless previously redeemed or otherwise purchased by AMF Bowling, into Common Stock at the rate of 8.6734 shares per $1,000 principal amount at maturity of Debentures.

     The Debentures are not redeemable by AMF Bowling prior to May 12, 2003. Beginning on May 12, 2003, the Debentures are redeemable for cash at any time at the option of AMF Bowling, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

     AMF Bowling is required to purchase Debentures at the option of the Holder as of May 12, 2003, May 12, 2008 and May 12, 2013 at purchase prices equal to the issue price plus accrued original issue discount to the date of purchase. AMF Bowling may, at its option, elect to pay any such purchase price in cash or Common Stock, or any combination thereof.

     Events of default under the indenture governing the Debentures (the "Debenture Indenture") include: (i) default in payment of the principal amount at maturity, accrued liquidated damages, if any, interest, if any, redemption price, purchase price or Debenture change of control redemption price with respect to any Debenture when such becomes due and payable, provided that in he case of any failure to pay liquidated damages, such failure continues for a period of 30 days; (ii) failure by AMF Bowling to comply with any of its other agreements in the Debentures or the Debenture Indenture upon the receipt by AMF Bowling of notice of such default by the trustee or by holders of not less than 25% in aggregate principal amount at maturity of the Debentures then outstanding and AMF Bowling's failure to cure such default within 60 days after receipt by it of such notice (plus an additional 60 days in the case of defaults subject to cure, provided AMF Bowling commences such cure within the initial 60 days, and is diligently pursuing such cure); (iii) default which results in acceleration of any indebtedness for money borrowed by AMF Bowling or any of its subsidiaries in an aggregate principal amount of $25 million or more; or (iv) certain events of bankruptcy or insolvency.

     Annual maturities of long-term debt, including accretion of the Subsidiary Senior Subordinated Discount Notes and the Debentures, as of December 31, 1998, are as follows:



                     DECEMBER 31,
                     ------------
                     1999                   32,375
                     2000                   34,250
                     2001                   83,000
                     2002                  269,002
                     2003                  116,408
                     Thereafter (a)      1,700,642
                                         ---------
                                       $ 2,235,677
                                       ===========

--------
(a) Annual maturities after the year 2003 include $1,125,000 face amount of Debentures and assume that the Debentures are held until maturity in 2018.

INTEREST RATE CAP AGREEMENTS

     During 1996 and 1997, Bowling Worldwide entered into two interest rate cap agreements that expired in 1998 with Goldman Sachs Capital Markets, L.P., to reduce the interest rate risk of its Bank Debt. During March 1998, Bowling Worldwide entered into a third interest rate cap agreement with Goldman Sachs Capital Markets, L.P. to reduce the interest rate risk of its Bank Debt. The notional amount of this cap was $150.0 million at December 31, 1998. During October

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 9. LONG-TERM DEBT continued
1998, Bowling Worldwide entered into a fourth interest rate cap agreement with Goldman Sachs Capital Markets, L.P. to reduce the interest rate risk of its Bank Debt. The notional amount of this cap was $200.0 million at December 31, 1998. Interest expense for interest rate cap agreements was $1,608 in 1998, $1,823 in 1997 and $304 in 1996.

     Bowling Worldwide is exposed to credit-related loss in the event of non-performance by the counterparty. Bowling Worldwide believes its exposure to potential loss due to counterparty non-performance is minimized primarily due to the relatively strong credit rating of the counterparty.


DEFERRED FINANCING COSTS

     Costs incurred to obtain bank financing and issue bond financing are amortized over the lives of the various types of debt using the effective interest rate method. Bank financing costs, which were incurred to obtain bank financing for the Acquisition, were entirely written off in the fourth quarter of 1997 in connection with the Credit Agreement. During 1998, the Company deferred $13,833 of financing costs associated with the issuance of the Debentures and with the Amendment and Waiver. Amortization expense for financing costs was $3,438 in 1998, $4,856 in 1997 and $3,252 in 1996.


EXTRAORDINARY CHARGES

     The Company recorded after-tax extraordinary charges totaling $23,366 in the fourth quarter of 1997 as a result of entering into the Credit Agreement, the premium paid to redeem a portion of the Subsidiary Senior Subordinated Discount Notes and the write-off of the portion of bond financing costs attributable to the Subsidiary Senior Subordinated Discount Notes redeemed.


OTHER

     The Company is highly leveraged as a result of indebtedness incurred in connection with the Acquisition and subsequent acquisitions. Although the Company believes it will be able to meet its debt obligations, there is no assurance that the Company will generate sufficient cash flow in a timely manner to satisfy scheduled principal and interest payments.


NOTE 10. INCOME TAXES

     Income (loss) before income taxes at December 31, 1998, 1997 and 1996, consists of the following:



                                1998           1997           1996
                          --------------- -------------- --------------
  U.S. ..................   $  (112,133)    $  (55,695)    $  (28,427)
  International .........         1,740         12,083            411
                            -----------     ----------     ----------
                            $  (110,393)    $  (43,612)    $  (28,016)
                            ===========     ==========     ==========

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 10. INCOME TAXES continued
     The income tax provision (benefit) at December 31, 1998, 1997 and 1996, consists of the following:



                                         1998         1997          1996
                                      ---------- -------------- ------------
  CURRENT INCOME TAX EXPENSE
  U.S. Federal ......................  $    --     $       --    $      --
  State and local ...................       --             --           --
  International .....................    7,294          6,965        5,508
                                       -------     ----------    ---------
  Total current provision ...........    7,294          6,965        5,508
                                       -------     ----------    ---------
  DEFERRED TAX BENEFIT
  U.S. Federal ......................       --        (18,039)     (12,274)
  State and local ...................       --         (1,702)      (1,766)
  International .....................       --             --           --
                                       -------     ----------    ---------
  Total deferred benefit ............       --        (19,741)     (14,040)
                                       -------     ----------    ---------
  Total provision (benefit) .........  $ 7,294     $  (12,776)   $  (8,532)
                                       =======     ==========    =========


     The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:


                                                                          1998          1997
                                                                      ------------   ----------
           DEFERRED INCOME TAX ASSETS
           Current assets
            Reserves not deductible for tax purposes ..............    $   7,147      $  5,547
                                                                       ---------      --------
           Noncurrent assets
            Net operating losses ..................................       68,815        38,460
            Foreign tax credits ...................................       19,720        12,417
            Interest expense on high yield debt ...................       20,625        12,266
            Financing costs .......................................        6,972         7,549
            Translation effects ...................................         (264)        1,069
            Other .................................................          670           104
                                                                       ---------      --------
           Total noncurrent deferred tax assets ...................      116,538        71,865
                                                                       ---------      --------
           Deferred tax assets before valuation allowance .........      123,685        77,412
            Valuation allowance ...................................      (45,583)           --
                                                                       ---------      --------
           Total deferred tax assets ..............................       78,102        77,412
                                                                       ---------      --------
           DEFERRED INCOME TAX LIABILITIES
           Goodwill amortization ..................................       23,826        14,670
           Depreciation on property and equipment .................       32,860        41,569
                                                                       ---------      --------
           Total noncurrent deferred tax liabilities ..............       56,686        56,239
                                                                       ---------      --------
           Net deferred tax assets ................................    $  21,416      $ 21,173
                                                                       =========      ========

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 10. INCOME TAXES continued
     Realization of deferred tax assets associated with the NOLs and foreign tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOLs and foreign tax credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

     The gross amount of net operating losses ("NOLs") the Company may utilize on future tax returns is $194,542. The NOLs expire as follows:




  YEAR         NOLS
--------   -----------
  2011      $  20,726
  2012         80,233
  2018         93,583
            ---------
            $ 194,542
            =========

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory rate of 35 percent for 1998, 1997 and 1996 to loss before taxes. The principal reasons for these differences are as follows:



                                                                               1998           1997           1996
                                                                          -------------- -------------- -------------
          U.S. Federal, at statutory rate ...............................   $  (38,638)    $  (15,264)    $  (9,806)
          Increase resulting from:
           Meals and entertainment ......................................          266            275           159
           Goodwill relating to acquisition of international
                bowling centers..........................................        1,755          1,658         1,093
           Disallowance of certain high yield debt ......................          187            260           192
           Valuation allowance for foreign tax credits and
                net operating loss carryforwards ........................       45,583             --            --
           Other, net ...................................................       (1,859)           295          (170)
                                                                            ----------     ----------     ---------
          Total .........................................................   $    7,294     $  (12,776)    $  (8,532)
                                                                            ==========     ==========     =========

NOTE 11. COMMITMENTS AND CONTINGENCIES

     Bowling Centers and Bowling Products lease certain facilities and equipment under operating leases which expire at various dates through 2016. Bowling Centers has certain ground leases, associated with several centers, which expire at various dates through 2058. These leases generally contain renewal options and require payments of taxes, insurance, maintenance, and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $1,733 in 1998, $1,200 in 1997 and $912 in 1996. Total rent expense under operating leases aggregated approximately $31,061 in 1998, $24,117 in 1997 and $13,737 in 1996.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 11. COMMITMENTS AND CONTINGENCIES continued
     Future minimum rental payments under the operating lease agreements as of December 31, 1998, are as follows:


      YEAR ENDING
      DECEMBER 31,
      -------------
  1999 ...............  $  30,436
  2000 ...............     27,197
  2001 ...............     24,317
  2002 ...............     21,494
  2003 ...............     19,710
  Thereafter .........    141,205
                        ---------
                        $ 264,359
                        =========


LITIGATION AND CLAIMS

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF Bowling Products"), an indirect subsidiary of AMF Bowling, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to 38 New Center Packages ("NCP" or "NCPs") purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     On November 6, 1998, the court awarded Hai Heng approximately $3.5 million. AMF Bowling Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court on February 11, 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF.

     The Company believes Hai Heng's claim is a warranty issue and that Hai Heng is not entitled to recover the purchase price, lost profits or the cost of storage. The Company continues to believe that Hai Heng's claim is substantially without merit, and furthermore, based on the advice of local legal counsel, the Company believes that the judicial process leading up to the trial court award and the judgment issued by the People's Court involved significant procedural and other legal defects. Hai Heng has begun to exercise its rights to enforce the collection of the judgment. The Company intends to continue to pursue all available defenses. Among other things, AMF Bowling Products intends to seek an appeal to the Supreme People's Court in Beijing (the "Supreme Court") and a stay of the execution of the judgment. The granting of an appeal is discretionary with the Supreme Court.

     Due to a number of uncertainties inherent in the litigation process in these jurisdictions, the Company can give no assurance on the likelihood of success of its appeal efforts or the ultimate outcome of the Hai Heng litigation. However, management does not believe that the outcome of the action will have a material adverse impact on the financial position of the Company.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including employment discrimination claims, workers' compensation claims and personal injury claims. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to assure the outcome of such claims and actions.


NOTE 12. STOCKHOLDERS' EQUITY


STOCKHOLDERS AGREEMENT
     On April 30, 1996, AMF Bowling and the institutional stockholders of AMF Bowling (the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement") which regulates the relationship among AMF Bowling and the Stockholders. The Stockholders Agreement primarily provides for, subject to certain limitations and exceptions, (a) the establishment and nomination of the Board of Directors and an Executive Committee; (b) certain of the Stockholders to purchase additional shares of Common Stock in order to finance acquisitions, capital expenditures, investments in partnerships or joint ventures, or any similar

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 12. STOCKHOLDERS' EQUITY continued
transactions or expenditures; (c) Goldman Sachs to have the exclusive right to perform all consulting, financing, investment banking and similar services for AMF Bowling and its subsidiaries, for customary compensation and on terms customary for similar engagements with unaffiliated third parties; and (d) guidance in the event a Stockholder determines to sell its shares of Common Stock. The foregoing rights and obligations will terminate under certain circumstances; and notwithstanding those circumstances, in the event of any merger, recapitalization, consolidation, reorganization or other restructuring of AMF Bowling as a result of which the Stockholders own less than a majority of the outstanding voting power of the entity surviving such transaction, the Stockholders Agreement will terminate.

     In September 1997, AMF Bowling's institutional stockholders purchased shares of Common Stock for aggregate proceeds of $35.6 million to fund acquisitions and for other corporate purposes. On November 7, 1997, AMF Bowling issued 15,525,000 shares of its common stock at $19.50 per share pursuant to an initial public offering (the "Initial Public Offering").

     The Company has 870,000 warrants outstanding, with an exercise price of $0.01 per share, that expire in May 2006. As of December 31, 1998, no warrants had been exercised.


NOTE 13. EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) plan to which U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Company can, at its option, match a discretionary percentage of employee contributions and make an additional profit-sharing contribution as determined by the Board of Directors. Employer contributions vest 100 percent after a five-year period. The amounts charged to expense under this plan were $0 in 1998, $1,779 in 1997 and $1,060 in 1996.

     Certain of the Company's international operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee, and employer funding. Each international operation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts charged to expense under these plans aggregated $974 in 1998, $814 in 1997 and $506 in 1996.

     The Company has employment agreements with certain executives that provide for salaries and bonuses if certain operational and financial targets are met (the "Executive Employment Agreements"). The Executive Employment Agreements provide for payment of accrued compensation, continuation of certain benefits, severance payments and payment of a portion of the executive's bonus following termination of employment by Bowling Worldwide under certain circumstances. The aggregate amount committed for future salaries at December 31, 1998, excluding bonuses, was $400.


1996 STOCK INCENTIVE PLAN

     In connection with the Acquisition, AMF Bowling adopted a stock incentive plan (the "1996 Plan") under which AMF Bowling may grant incentive awards in the form of shares of Common Stock, options to purchase shares of Common Stock ("Stock Options"), and stock appreciation rights to certain officers, employees, consultants, and nonemployee directors ("Participants") of AMF Bowling and its affiliates. The total number of shares of Common Stock reserved and available for grant under the 1996 Plan is 1,767,151. A committee of AMF Bowling's Board of Directors (the "Committee") is authorized to make grants and various other decisions under the 1996 Plan and to make determinations as to a number of the terms of awards granted under the 1996 Plan. In 1998, 1997 and 1996, the Committee granted Stock Options to Participants to purchase a total of 32,000, 702,000 and 1,119,000 shares of Common Stock, respectively. The 1998 Stock Options were granted at an exercise price of $1.00 per share. The 1997 and 1996 Stock Options were granted at an exercise price of $10.00 per share. The Stock Options granted in 1998 vest on the one year anniversary of the grant date. With respect to the 1997 and 1996 Stock Options, twenty percent of the options vest on each of the first five anniversaries of the grant dates. Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years.

     The number of Stock Options outstanding to senior management, other employees, and directors under the 1996 Plan at December 31, 1998, 1997 and 1996, total 1,307,250, 1,572,000 and 1,096,500, respectively. Of the total
Stock Options awarded under the 1996 Plan, 522,400 were exercisable during 1998 and 265,966 were exercisable during 1997. Of the exercisable Stock Options, 67,550 were exercised in 1998 and none were exercised in 1997. None of the Stock Options awarded under the 1996 Plan were exercisable during 1996. Forfeited Stock Options totaled 229,200, 226,500 and 22,500 in 1998, 1997 and 1996, respectively.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 13. EMPLOYEE BENEFIT PLANS continued
     The 1996 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. AMF Bowling's Board of Directors (the "Board") and the Committee have authority to amend the 1996 Plan and awards granted thereunder, subject to the terms of the 1996 Plan.

     The weighted-average fair value of 1996 Plan options granted during 1998, 1997 and 1996 is $7.07, $6.78 and $3.05 per option, respectively. The 1,307,250 options outstanding at December 31, 1998 have a weighted-average exercise price of $9.78 and a weighted-average remaining contractual life of 8.1 years.


1998 STOCK INCENTIVE PLAN

     At the 1998 annual meeting, shareholders approved the 1998 Stock Incentive Plan (the "1998 Plan") under which AMF Bowling may grant to employees of the Company and its affiliates incentive awards ("Awards") in the form of Stock Options, stock appreciation rights and shares of Common Stock that are subject to certain terms and conditions. Two million shares of Common Stock are reserved and available for issuance under the 1998 Plan. In addition, shares of Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as Awards pursuant to the 1998 Plan. There are 392,351 shares of Common Stock under the 1996 Plan that are available for grant of awards under that plan.

     Shares allocated to Awards granted under the 1998 Plan which are later forfeited, expire or otherwise terminate (including shares subject to Stock Appreciation Rights that are exercised for cash) may again be used for Awards under the 1998 Plan. No more than 200,000 shares of Common Stock may be allocated to the Awards granted under the 1998 Plan to a Participant in any one year.

     In 1998, 950,400 Stock Options were granted as Awards under the 1998 Plan. Twenty percent of the Stock Options vest on each of the first five anniversaries of the grants. The number of Stock Options outstanding to senior management, other employees, and directors under the 1998 Plan at December 31, 1998 total 894,650. Of the total Stock Options awarded under the 1998 Plan, none were exercisable during 1998. Forfeited Stock Options totaled 55,750 in 1998.

     The weighted-average fair value of 1998 Plan options granted during 1998 is $4.87 per option. The 1,275,250 options outstanding at December 31, 1998 have a weighted-average exercise price of $13.93 and a weighted-average remaining contractual life of 9.7 years.

     The 1998 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. The Board and the Committee have authority to amend the 1996 Plan and awards granted thereunder, subject to the terms of the 1998 Plan.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in 1996, 1997 and 1998:



                    RISK-FREE     DIVIDEND      TIME OF
                       RATE         YIELD      EXERCISE     VOLATILITY
                   -----------   ----------   ----------   -----------
  1996 .........       6.50%         0.00%    10 years         0.00%
  1997 .........       6.50%         0.00%     5 years        27.50%
  1998 .........       5.12%         0.00%     5 years        27.50%


     In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for Stock Options granted under the 1996 Plan and 1998 Plan been determined consistent with SFAS No. 123, the Company's net losses for 1998, 1997 and 1996 would have been increased to $126,108, $56,503 and $19,858, respectively, and the Company's basic and diluted net loss per share for 1998 would remain at $2.11, and basic and diluted net loss per share for 1997 and 1996 would have been increased to $1.25 and $0.50, respectively.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 14. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash paid for interest and income taxes in 1998, 1997 and 1996 was as follows:



                             1998        1997        1996
                         ----------- ----------- -----------
  Interest .............  $ 76,464    $ 83,200    $ 44,465
  Income taxes .........     5,213       5,518       7,990


     Net cash used for business acquisitions in 1998, 1997 and 1996 consisted of the following:



                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                              1998            1997
                                                        --------------- ---------------
                                                          BOWLING CENTER ACQUISITIONS
                                                        -------------------------------
           Working Capital, other than cash acquired ..   $     2,822     $     6,876
           Plant and equipment ........................      (151,765)       (200,178)
           Purchase price in excess of the net assets
               acquired ...............................       (18,286)        (20,916)
           Other assets ...............................        (6,263)         (9,106)
           Non-current liabilities ....................            --           8,563
                                                          -----------     -----------
           Net cash used for business acquisitions ....   $  (173,492)    $  (214,761)
                                                          ===========     ===========



                                                                                 PERIOD ENDED DECEMBER 31, 1996
                                                               ------------------------------------------------------------------
                                                                                                      OTHER
                                                                                                     BOWLING
                                                                                      CHARAN         CENTER
                                                                  ACQUISITIONS     ACQUISITION    ACQUISITIONS        TOTAL
                                                               ----------------- --------------- -------------- -----------------
      Working Capital, other than cash acquired ..............   $     (17,385)    $    (5,028)    $      --      $     (22,413)
      Plant and equipment ....................................        (537,827)        (97,857)       (5,182)          (640,866)
      Purchase price in excess of the net assets acquired ....        (784,217)             --            --           (784,217)
      Other assets ...........................................         (18,330)             --            --            (18,330)
      Non-current liabilities ................................           6,198              --            --              6,198
      Warrants to purchase Parent Common Stock ...............           8,700              --            --              8,700
                                                                 -------------     -----------     ---------      -------------
      Net cash used for business acquisitions ................   $  (1,342,861)    $  (102,885)    $  (5,182)     $  (1,450,928)
                                                                 =============     ===========     =========      =============

     Noncash financing activities in 1998, 1997 and 1996 were as follows:


                                                                               1998      1997     1996
                                                                            ---------- -------- --------
           Issuance of Common Stock in connection with an acquisition .....  $ 1,209    $   --   $   --
           Issuance of Common Stock and Stock Options in connection
               with a service contract ....................................       --     4,028       --
           Warrants to purchase shares of Common Stock ....................       --        --    8,700
           Notes receivable from three executive officers for the
               purchase of Common Stock ...................................       --        --    3,000

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued

NOTE 15. ACQUISITIONS

     On October 10, 1996, AMF Bowling Centers, Inc. ("AMF Bowling Centers"), a Virginia corporation and an indirect, wholly-owned subsidiary of Bowling Worldwide, completed the acquisition (the "Charan Acquisition") of 50 bowling centers and certain related assets and liabilities from Charan Industries, Inc. ("Charan"). The net purchase price of the Charan Acquisition was approximately $102.9 million. The Charan Acquisition was funded with approximately $40.0 million from the sale of equity by AMF Bowling to its institutional stockholders and one of its directors, and with approximately $62.9 million from available borrowings under Bowling Worldwide's then existing Acquisition Facility.

     The following unaudited pro forma information has been prepared assuming the Charan Acquisition had occurred as of January 1, 1996 and is based on pro forma AMF Bowling results of operations presented in "Note 3. Pro Forma Results of Operations." The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of those dates. In addition, the pro forma information is not intended to be a projection of future results of operations.


     PRO FORMA CONSOLIDATED DATA (UNAUDITED):



                                       YEAR ENDED
                                      DECEMBER 31,
                                          1996
                                     -------------
  Operating revenue ................   $   595.5
  Operating income .................        80.0
  Loss before income taxes .........       (26.9)
  Net loss .........................       (19.5)


OTHER ACQUISITIONS

     Since the Acquisition and prior to December 31, 1998, AMF Bowling Centers purchased an aggregate of 262 bowling centers from various unrelated sellers including Charan. The combined net purchase price was approximately $497.5 million, and was funded with approximately $76.6 million from the sale of equity by AMF Bowling, $419.7 million from available borrowing under Bowling Worldwide's then existing Acquisition Facility and current Bank Facility, and with $1.2 million from the issuance of Common Stock with respect to the acquisition of Active West, Inc. in 1998. The results of operations for acquired bowling centers and certain related assets and liabilities other than the Charan Acquisition were not material in relation to the Company's consolidated results of operations or financial position. Subsequent to December 31, 1998, the Company has not acquired any bowling centers.


NOTE 16. JOINT VENTURES

     In April 1997, the Company entered into a joint venture with Hong Leong Corporation Limited, a Singapore-based conglomerate ("Hong Leong"), to build and operate bowling centers in the Asia Pacific region. The joint venture ("Hong Leong Joint Venture") is owned 50% by the Company and 50% by Hong Leong. The Hong Leong Joint Venture opened its only bowling center during November 1997 in Tianjin, China. Due to the recent economic difficulties in the Asia Pacific region, future development of bowling centers in that region through the Hong Leong Joint Venture will not be pursued.

     In August 1997, the Company entered into a joint venture with Playcenter S.A., a Sao Paulo-based amusement and entertainment company ("Playcenter") to build and operate bowling centers in Brazil and Argentina. The joint venture ("Playcenter Joint Venture") is owned 50% by the Company and 50% by Playcenter. As of December 31, 1998, the Playcenter Joint Venture operated 12 centers in Brazil and two centers in Argentina. No additional sites for the Playcenter Joint Venture are being evaluated. The Company has pledged its shares of the Playcenter Joint Venture in connection with a guarantee of a third party loan of the Playcenter Joint Venture.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 16. JOINT VENTURES continued
     The Company accounts for its investments in Hong Leong Joint Venture and Playcenter Joint Venture by the equity method. The joint ventures' operations and the Company's equity in earnings of the joint ventures are presented below (in thousands, unaudited):




                                                        JOINT VENTURE
                                                  -------------------------
JOINT VENTURE OPERATIONS                           HONG LEONG   PLAYCENTER      TOTAL
-------------------------------------------       ------------ ------------ ------------
         YEAR ENDED DECEMBER 31, 1997:
         Operating revenue ........................ $    297     $  4,894     $  5,191
         Operating income (loss) ..................       15       (1,215)      (1,200)
         Income (loss) before income taxes.........       15       (1,546)      (1,531)
         Net income (loss) after income taxes......        1       (1,608)      (1,607)
         YEAR ENDED DECEMBER 31, 1998:
         Operating revenue ........................ $  1,658     $ 16,082     $ 17,740
         Operating loss ...........................     (969)      (4,851)      (5,820)
         Loss before income taxes .................   (1,159)      (8,637)      (9,796)
         Net loss after income taxes ..............   (1,159)      (8,661)      (9,820)


                                                                        JOINT VENTURE
                                                                  -------------------------
AMF EQUITY IN EARNINGS                                             HONG LEONG   PLAYCENTER      TOTAL
----------------------------------------------------------------- ------------ ------------ -------------
         AMF equity in income (loss) ............................   $    --     $    (804)    $    (804)
         Elimination of 50% gross profit on sales to
               joint ventures....................................      (354)         (204)         (558)
                                                                    -------     ---------     ---------
         Balance December 31, 1997 ..............................      (354)       (1,008)       (1,362)
                                                                    -------     ---------     ---------
         AMF equity in loss .....................................      (579)       (4,330)       (4,909)
         Amortization of excess investment ......................        --        (3,298)       (3,298)
                                                                    -------     ---------     ---------
         Balance December 31, 1998 ..............................   $  (933)    $  (8,636)    $  (9,569)
                                                                    =======     =========     =========

     The joint ventures' financial position as of December 31, 1998 and 1997, and the Company's investments in the joint ventures and amounts due from Playcenter Joint Venture as of December 31, 1998 and 1997, are presented below (in thousands, unaudited):




JOINT VENTURE FINANCIAL POSITION                  1998         1997
--------------------------------------------   ----------   ----------
  Current assets ...........................    $ 1,815      $ 5,244
  Non-current assets .......................     25,655       31,099
  Current liabilities ......................      2,265        3,227
  Non-current liabilities ..................     24,401       25,480
  Stockholders' equity .....................        804        7,636



INVESTMENTS/AMOUNTS DUE FROM JOINT VENTURES                        1998         1997
-------------------------------------------------------------   ----------   ----------
           Investments in joint ventures ....................    $  4,401     $  9,818
           Notes receivable due from joint ventures .........       3,948        3,781
           Loan to joint venture ............................       9,087        6,400
                                                                 --------     --------
           Total investment/due from joint ventures .........    $ 17,436     $ 19,999
                                                                 ========     ========

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 16. JOINT VENTURES continued

     The Company's investment in Playcenter Joint Venture includes the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess was $19,986 at December 31, 1998, and is being amortized on a straight-line basis over the estimated life of the joint venture of ten years. The note receivable due from Playcenter Joint Venture represents the balance due for sales of equipment to the joint venture through a Brazilian distributor. The balance due on the equipment sales and the loan to Playcenter Joint Venture bear interest at 12% through November 21, 1997, and 8% thereafter. Principal and interest will be repaid to the Company by the joint venture from its operating cash flow.


NOTE 17. BUSINESS SEGMENTS

     The Company operates in two major lines of business: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments for 1998, 1997 and 1996 is presented below (in millions):


                                                        BOWLING CENTERS                       BOWLING PRODUCTS
                                             -------------------------------------- ------------------------------------
                                                             INTER-        SUB-                    INTER-
                                                 U.S.       NATIONAL       TOTAL        U.S.      NATIONAL    SUB-TOTAL
                                             ------------ ------------ ------------ ----------- ------------ -----------
YEAR ENDED DECEMBER 31, 1998:
 Revenue from unaffiliated customers .......  $   425.5    $   115.4    $   540.9    $   83.2    $   114.0    $   197.2
 Intersegment sales ........................         --           --           --        10.9          4.4         15.3
 Operating income (loss) ...................       32.6         12.1         44.7        (7.8)        (4.0)       (11.8)
 Identifiable assets .......................      883.3        350.1      1,233.4       625.4         80.7        706.1
 Depreciation and amortization .............       77.8         19.6         97.4        21.1          1.4         22.5
 Capital expenditures ......................       46.9         10.0         56.9         8.5          1.0          9.5
 Research and development expense ..........         --           --           --         0.1           --          0.1
YEAR ENDED DECEMBER 31, 1997:
 Revenue from unaffiliated customers .......  $   324.7    $   104.4    $   429.1    $  105.7    $   178.9    $   284.6
 Intersegment sales ........................         --           --           --         9.4          5.3         14.7
 Operating income (loss) ...................       36.5         11.1         47.6        36.6         14.4         51.0
 Identifiable assets .......................      810.5        309.1      1,119.6       631.1         69.9        701.0
 Depreciation and amortization .............       64.3         18.5         82.8        18.6          1.2         19.8
 Capital expenditures ......................       33.4          6.0         39.4         8.1          1.1          9.2
 Research and development expense ..........         --           --           --         0.9           --          0.9
PERIOD ENDED DECEMBER 31, 1996:
 Revenue from unaffiliated customers .......  $   132.3    $    67.4    $   199.7    $   69.1    $   116.0    $   185.1
 Intersegment sales ........................         --           --           --         3.7          2.3          6.0
 Operating income (loss) ...................       10.8          6.8         17.6        26.1         10.9         37.0
 Identifiable assets .......................      612.8        302.7        915.5       606.7         44.5        651.2
 Depreciation and amortization .............       25.6         12.1         37.7        12.1          0.5         12.6
 Capital expenditures ......................        8.1          5.0         13.1         1.5          1.7          3.2
 Research and development expense ..........         --           --           --         1.3           --          1.3



                                                            ELIM-
                                              CORPORATE   INATIONS      TOTAL
                                             ----------- ---------- ------------
YEAR ENDED DECEMBER 31, 1998:
 Revenue from unaffiliated customers .......  $     --    $    --    $   738.1
 Intersegment sales ........................        --         --         15.3
 Operating income (loss) ...................     (24.3)        1.0         9.6
 Identifiable assets .......................      38.3         2.2     1,980.0
 Depreciation and amortization .............       2.3        (1.6)      120.6
 Capital expenditures ......................       0.2         --         66.6
 Research and development expense ..........        --         --          0.1
YEAR ENDED DECEMBER 31, 1997:
 Revenue from unaffiliated customers .......  $     --    $    --    $   713.7
 Intersegment sales ........................        --         --         14.7
 Operating income (loss) ...................      (16.8)       1.1        82.9
 Identifiable assets .......................       10.3        1.2     1,832.1
 Depreciation and amortization .............        1.4       (1.5)      102.5
 Capital expenditures ......................        8.6       (0.5)       56.7
 Research and development expense ..........        --         --          0.9
PERIOD ENDED DECEMBER 31, 1996:
 Revenue from unaffiliated customers .......  $     --    $    --    $   384.8
 Intersegment sales ........................        --         --          6.0
 Operating income (loss) ...................       (8.6)       0.1        46.1
 Identifiable assets .......................       27.1        0.1     1,593.9
 Depreciation and amortization .............        --        (0.9)       49.4
 Capital expenditures ......................        1.3       (0.7)       16.9
 Research and development expense ..........        --         --          1.3


AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued
NOTE 18. GEOGRAPHIC SEGMENTS


     Information about the Company's operations in different geographic areas for 1998, 1997 and 1996, and identifiable assets at December 31, 1998 and 1997, are presented below:

     OPERATING REVENUE:


                                     1998           1997           1996
                                 ------------   ------------   ------------
  United States                   $ 519,600      $ 439,800      $ 205,800
  United Kingdom                     59,700         44,100         15,900
  Australia                          48,900         49,500         33,500
  Japan                              34,200         54,700         36,800
  China, including Hong Kong         33,500         82,400         60,700
  Other European countries           28,300         21,300          9,900
  Mexico                             10,700          8,800          5,400
  Sweden                              6,500          9,100          7,400
  Korea                               6,400         14,100         14,300
  Spain                               4,100          3,300            900
  Canada                                800            600            200
  Middle East                           700            700             --
  Eliminations                      (15,300)       (14,700)        (6,000)
                                  ---------      ---------      ---------
                                  $ 738,100      $ 713,700      $ 384,800
                                  =========      =========      =========

     Operating revenue for the U.S. Bowling Products operation has been reduced by $75,991, in 1998, $104,900 in 1997 and $63,400 in 1996 to reflect the elimination of intracompany sales between the U.S. Bowling products operation and the Bowling Products international sales and service branches.

     OPERATING INCOME (LOSS):


                                    1998          1997           1996
                                 ----------   ------------   ------------
  Australia                       $  6,400      $  6,700       $  4,900
  United Kingdom                     5,700         4,400            600
  Mexico                             1,600         1,300            500
  United States                        500        56,300         28,200
  Sweden                               500         1,300          1,000
  Canada                              (200)         (100)          (100)
  Japan                               (200)        4,500          4,000
  Middle East                         (200)           --             --
  Spain                               (200)         (200)          (100)
  Korea                               (900)          200            100
  Other European countries          (1,200)         (900)          (700)
  China, including Hong Kong        (3,200)        8,300          7,600
  Eliminations                       1,000         1,100            100
                                  --------      --------       --------
                                  $  9,600      $ 82,900       $ 46,100
                                  ========      ========       ========

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 18. GEOGRAPHIC SEGMENTS continued

     Operating income for the U.S. Bowling Products operation has been increased by $148 in 1998, $2,300 in 1997 and reduced by $1,000 in 1996 to reflect the elimination of intracompany gross profit between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.

     IDENTIFIABLE ASSETS:


                                      1998             1997
                                 --------------   --------------
  United States                   $ 1,547,000      $ 1,451,900
  United Kingdom                      188,600          115,900
  Australia                           110,500          112,300
  Other European countries             37,700           38,300
  Japan                                31,600           36,900
  China, including Hong Kong           28,000              200
  Mexico                               13,000           17,200
  Korea                                 9,900            3,900
  Spain                                 5,100            5,400
  Canada                                3,300            6,300
  Sweden                                2,100            3,400
  Middle East                           1,000           39,200
  Eliminations                          2,200            1,200
                                  -----------      -----------
                                  $ 1,980,000      $ 1,832,100
                                  ===========      ===========


     Identifiable assets for the international sales and service branches have been reduced by $3,037 at December 31, 1998 and $3,200 at December 31, 1997 to reflect the elimination of intracompany gross profit in inventory between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.


NOTE 19. RELATED PARTIES

     Goldman Sachs and its affiliates have certain interests in the Company in addition to being the initial purchasers of the Notes of the Company in connection with the Acquisition. Richard A. Friedman and Terence M. O'Toole, each of whom is a Managing Director of Goldman Sachs, and Peter M. Sacerdote, who is a limited partner of The Goldman Sachs Group, L.P., are directors of AMF Bowling, AMF Group Holdings and Bowling Worldwide. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding voting equity of AMF Bowling; thus Goldman Sachs will be deemed to be an "affiliate" of the Company. Goldman Sachs received an underwriting discount of approximately $19.0 million in connection with the purchase and resale of the Subsidiary Notes. In addition, Goldman Sachs is entitled to the reimbursement of its expenses and is indemnified in connection with its services.

     In connection with the Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc. acted as Arrangers; and Citibank, N.A. is acting as Administrative Agent. Goldman Sachs Credit Partners, L.P., was also a lender under the bank credit agreement. Goldman Sachs has received fees of approximately $9.8 million and has been reimbursed for expenses in connection with such services. Goldman Sachs also received a cash fee of $5.0 million from the Company in connection with the Acquisition and was reimbursed for related expenses.

     Under the Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc., acted as Arrangers; Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc. is acting as Collateral Agent. Total fees payable to Goldman Sachs Credit Partners, L.P. in connection with its services under the Credit Agreement aggregated approximately $0.9 million, and such entity was reimbursed for expenses in connection with such services.

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 19. RELATED PARTIES continued

     Goldman Sachs acted as the Company's lead underwriter in connection with the Initial Public Offering. Underwriting discounts paid to the entire underwriting syndicate in the Initial Public Offering totaled $18.9 million.

     In 1997, the Company paid a fee of $0.3 million to Goldman Sachs for its representation of the Company in connection with the Company's lease of its new bowling center at Chelsea Piers in New York.

     In 1998, Goldman Sachs was an initial purchaser in connection with the Debenture offering, for which the Company paid Goldman Sachs approximately $5.4 million.


NOTE 20. RECENT ACCOUNTING PRONOUNCEMENTS

     Effective for the fiscal year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Adoption of these standards did not have a material impact on the Company's financial position or results of operations.

      Effective for the fiscal year ended December 31, 1999, the Company is required to adopt Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Effective for the quarter ended March 31, 2000, the Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of these standards will have a material impact on the Company's financial position or results of operations.


NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating information presents:

     o Condensed consolidating balance sheets as of December 31, 1998 and 1997, and condensed consolidating statements of operations and cash flows for 1998, 1997 and 1996.

     o Elimination entries necessary to combine the entities comprising AMF Bowling.

     The Subsidiary Notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first- and second-tier subsidiaries of Bowling Worldwide (the "Guarantors"). Third-tier subsidiaries of Bowling Worldwide, all of which are wholly owned subsidiaries of AMF Worldwide Bowling Centers Holdings Inc., a second-tier subsidiary of Bowling Worldwide, have not provided guarantees (the "Non-Guarantors").

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS continued

                       AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                 NON-
                                                GUARANTOR     GUARANTOR
                                                COMPANIES     COMPANIES     ELIMINATIONS    CONSOLIDATED
                                             -------------- -------------  -------------- ---------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .................  $    19,843    $   13,159     $         --    $    33,002
 Accounts and notes receivable, net of
  allowance for doubtful accounts...........       81,999           436               --         82,435
 Accounts receivable-- intercompany ........        9,690         7,374          (17,064)            --
 Inventories ...............................       63,710         1,025               --         64,735
 Deferred taxes and other ..................       18,145         5,815               --         23,960
                                              -----------    ----------     ------------    -----------
  TOTAL CURRENT ASSETS .....................      193,387        27,809          (17,064)       204,132
Notes receivable-- intercompany ............       43,817         5,663          (49,480)            --
Property and equipment, net ................      794,550        78,255            1,180        873,985
Investment in subsidiaries .................       21,805       781,094         (802,899)            --
Goodwill and other assets ..................      879,316        22,541               --        901,857
                                              -----------    ----------     ------------    -----------
  TOTAL ASSETS .............................  $ 1,932,875    $  915,362     $   (868,263)   $ 1,979,974
                                              ===========    ==========     ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ..........................  $    31,157    $    2,755     $         --    $    33,912
 Accounts payable-- intercompany ...........        7,374         9,690          (17,064)            --
 Accrued expenses ..........................       49,984        11,825               --         61,809
 Income taxes payable ......................        1,486         3,903               --          5,389
Current portion long-term debt .............       32,375            --               --         32,375
                                              -----------    ----------     ------------    -----------
   TOTAL CURRENT LIABILITIES ...............      122,376        28,173          (17,064)       133,485
Long-term debt, less current portion .......      997,713       313,876               --      1,311,589
Notes payable-- intercompany ...............        5,663        43,817          (49,480)            --
Other long-term liabilities ................        4,224         1,041               --          5,265
Deferred income taxes ......................           --            --               --             --
                                              -----------    ----------     ------------    -----------
   TOTAL LIABILITIES .......................    1,129,976       386,907          (66,544)     1,450,339
                                              -----------    ----------     ------------    -----------
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
 Common stock ..............................          597            --               --            597
 Paid-in capital ...........................    1,002,844       747,898       (1,001,437)       749,305
 Retained deficit ..........................     (181,217)     (200,118)         180,393       (200,942)
 Accumulated other comprehensive income ....      (19,325)      (19,325)          19,325        (19,325)
                                              -----------    ----------     ------------    -----------
   TOTAL STOCKHOLDERS' EQUITY ..............      802,899       528,455         (801,719)       529,635
                                              -----------    ----------     ------------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 1,932,875    $  915,362     $   (868,263)   $ 1,979,974
                                              ===========    ==========     ============    ===========


AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued



NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS continued

                       AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                            NON-
                                                                           GUARANTOR     GUARANTOR
                                                                           COMPANIES     COMPANIES    ELIMINATIONS    CONSOLIDATED
                                                                        -------------- ------------- -------------- ---------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ............................................  $    33,451     $   2,339    $        --     $    35,790
 Accounts and notes receivable, net of
   allowance for doubtful accounts ....................................       71,652         2,339             --          73,991
 Accounts receivable -- intercompany ..................................        6,682         1,963         (8,645)             --
 Inventories ..........................................................       54,765         1,803             --          56,568
 Deferred taxes and other .............................................       14,345         2,704             --          17,049
                                                                         -----------     ---------    -----------     -----------
    TOTAL CURRENT ASSETS ..............................................      180,895        11,148         (8,645)        183,398
 Notes receivable-intercompany ........................................       15,482         1,663        (17,145)             --
 Property and equipment, net ..........................................      712,032        37,845          1,008         750,885
 Investment in subsidiaries ...........................................       24,499       628,355       (652,854)             --
 Goodwill and other assets ............................................      891,011         6,758             --         897,769
                                                                         -----------     ---------    -----------     -----------
    TOTAL ASSETS ......................................................  $ 1,823,919     $ 685,769    $  (677,636)    $ 1,832,052
                                                                         ===========     =========    ===========     ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable .....................................................  $    38,513     $   3,070    $        --     $    41,583
 Accounts payable -- intercompany .....................................        1,934         6,711         (8,645)             --
 Accrued expenses .....................................................       59,495         5,370             --          64,865
 Income taxes payable .................................................        3,237         2,407             --           5,644
 Longterm debt, current portion .......................................       27,376            --             --          27,376
                                                                         -----------     ---------    -----------     -----------
    TOTAL CURRENT LIABILITIES .........................................      130,555        17,558         (8,645)        139,468
Long-term debt ........................................................    1,033,223            --             --       1,033,223
Notes payable -- intercompany .........................................        2,990        14,155        (17,145)             --
Other long-term liabilities ...........................................        5,333            --             --           5,333
Deferred income taxes .................................................       (1,036)        1,036             --              --
                                                                         -----------     ---------    -----------     -----------
   TOTAL LIABILITIES ..................................................    1,171,065        32,749        (25,790)      1,178,024
                                                                         -----------     ---------    -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Common stock .........................................................           --           596             --             596
 Paid-in capital ......................................................      747,145       746,049       (745,141)        748,053
 Retained earnings (deficit) ..........................................      (74,718)      (74,052)        73,722         (75,048)
  Equity adjustment from foreign currency translation .................      (19,573)      (19,573)        19,573         (19,573)
                                                                         -----------     ---------    -----------     -----------
   TOTAL STOCKHOLDERS' EQUITY .........................................      652,854       653,020       (651,846)        654,028
                                                                         -----------     ---------    -----------     -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................  $ 1,823,919     $ 685,769    $  (677,636)    $ 1,832,052
                                                                         ===========     =========    ===========     ===========



AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued



NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS continued


                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                                 NON-
                                                              GUARANTOR       GUARANTOR
                                                              COMPANIES       COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                           --------------- --------------- -------------- ---------------
OPERATING REVENUE ........................................   $   682,772     $    56,087     $     (746)    $   738,113
                                                             -----------     -----------     ----------     -----------
OPERATING EXPENSES:
 Cost of goods sold ......................................       196,376           6,347           (499)        202,224
 Bowling center operating expenses .......................       304,311          31,641           (247)        335,705
 Selling, general, and administrative expenses ...........        60,738           9,277             --          70,015
 Depreciation and amortization ...........................       113,558           7,251           (172)        120,637
                                                             -----------     -----------     ----------     -----------
  Total operating expenses ...............................       674,983          54,516           (918)        728,581
                                                             -----------     -----------     ----------     -----------
  Operating income .......................................         7,789           1,571            172           9,532
NONOPERATING EXPENSES (INCOME):
 Interest expense ........................................       100,804          13,858             --         114,662
 Other expenses, net .....................................         4,851           2,804             --           7,655
 Interest income .........................................        (1,689)           (703)            --          (2,392)
 Equity in (income) loss of subsidiaries .................          (249)        107,248       (106,999)             --
                                                             -----------     -----------     ----------     -----------
  Total nonoperating expenses ............................       103,717         123,207       (106,999)        119,925
                                                             -----------     -----------     ----------     -----------
Loss before income taxes .................................       (95,928)       (121,636)       107,171        (110,393)
Provision for income taxes ...............................         2,864           4,430             --           7,294
                                                             -----------     -----------     ----------     -----------
Net loss before equity in loss of joint ventures .........       (98,792)       (126,066)       107,171        (117,687)
Equity in loss of joint ventures .........................        (8,207)             --             --          (8,207)
                                                             -----------     -----------     ----------     -----------
   Net loss ..............................................   $  (106,999)    $  (126,066)    $  107,171     $  (125,894)
                                                             ===========     ===========     ==========     ===========

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued



NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS continued


                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                                 NON-
                                                              GUARANTOR        GUARANTOR
                                                              COMPANIES        COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                            -------------   -------------- -------------- -------------
OPERATING REVENUE .........................................  $  673,714       $   42,205     $  (2,251)    $  713,668
                                                             ----------       ----------     ---------     ----------
OPERATING EXPENSES:
 Cost of goods sold .......................................     207,820            6,230        (1,506)       212,544
 Bowling center operating expenses ........................     229,629           22,188          (611)       251,206
  Selling, general, and administrative expenses ...........      61,421            3,125            --         64,546
 Depreciation and amortization ............................      96,812            5,826          (191)       102,447
                                                             ----------       ----------     ---------     ----------
  Total operating expenses ................................     595,682           37,369        (2,308)       630,743
                                                             ----------       ----------     ---------     ----------
  Operating income ........................................      78,032            4,836            57         82,925

NONOPERATING EXPENSES (INCOME):
 Interest expense .........................................     117,804              581            --        118,385
 Other expenses, net ......................................       6,054            2,225         1,827         10,106
 Interest income ..........................................      (1,631)            (323)           --         (1,954)
 Equity in loss of subsidiaries ...........................       1,043           53,336       (54,379)            --
                                                             ----------       ----------     ---------     ----------
  Total nonoperating expenses .............................     123,270           55,819       (52,552)       126,537
                                                             ----------       ----------     ---------     ----------
Income (loss) before income taxes .........................     (45,238)         (50,983)       52,609        (43,612)
Provision (benefit) for income taxes ......................     (15,587)           2,811            --        (12,776)
                                                             ----------       ----------     ---------     ----------
Net loss before equity in loss of joint ventures
 and extraordinary items ..................................     (29,651)         (53,794)       52,609        (30,836)
Equity in loss of joint ventures, net of tax ..............      (1,362)              --            --         (1,362)
                                                             ----------       ----------     ---------     ----------
Net loss before extraordinary items .......................     (31,013)         (53,794)       52,609        (32,198)
Extraordinary items, net of tax ...........................     (23,366)              --            --        (23,366)
                                                             ----------       ----------     ---------     ----------
   Net loss ...............................................  $  (54,379)      $  (53,794)    $  52,609     $  (55,564)
                                                             ==========       ==========     =========     ==========


AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued



NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS continued


                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                                NON-
                                                             GUARANTOR        GUARANTOR
                                                             COMPANIES        COMPANIES      ELIMINATIONS     CONSOLIDATED
                                                           -------------   --------------   --------------   -------------
OPERATING REVENUE ......................................    $  364,095       $   21,768       $  (1,054)      $  384,809
                                                            ----------       ----------       ---------       ----------
OPERATING EXPENSES:
 Cost of goods sold ....................................       127,623            3,566            (647)         130,542
 Bowling center operating expenses .....................       112,318           11,780            (425)         123,673
 Selling, general, and administrative expenses .........        33,444            1,626              --           35,070
 Depreciation and amortization .........................        46,198            3,260             (72)          49,386
                                                            ----------       ----------       ---------       ----------
  Total operating expenses .............................       319,583           20,232          (1,144)         338,671
                                                            ----------       ----------       ---------       ----------
  Operating income .....................................        44,512            1,536              90           46,138
NONOPERATING EXPENSES:
 Interest expense ......................................        77,968               22              --           77,990
 Other (income) expense, net ...........................            98              892             922            1,912
 Interest income .......................................        (5,617)            (131)             --           (5,748)
 Equity in loss of subsidiaries ........................           499           18,234         (18,733)              --
                                                            ----------       ----------       ---------       ----------
  Total nonoperating expenses ..........................        72,948           19,017         (17,811)          74,154
                                                            ----------       ----------       ---------       ----------
Income (loss) before income taxes ......................       (28,436)         (17,481)         17,901          (28,016)
Provision (benefit) for income taxes ...................        (9,703)           1,171              --           (8,532)
                                                            ----------       ----------       ---------       ----------
   Net loss ............................................    $  (18,733)      $  (18,652)      $  17,901       $  (19,484)
                                                            ==========       ==========       =========       ==========

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued


NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS continued


                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                  NON-
                                                              GUARANTOR        GUARANTOR
                                                              COMPANIES        COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                           --------------- ----------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .................................................  $  (106,999)     $ (126,066)      $  107,171     $  (125,894)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization ...........................      113,558           7,251             (172)        120,637
  Equity in loss of joint ventures ........................        8,207              --               --           8,207
  Deferred income taxes ...................................         (243)             --               --            (243)
  Amortization of bond discount ...........................       23,965          12,732               --          36,697
  Equity in loss of subsidiaries ..........................         (249)        107,248         (106,999)             --
  Loss on the sale of property and equipment, net .........        8,953              (5)              --           8,948
  Changes in assets and liabilities:
   Accounts and notes receivable, net .....................      (11,129)            976               --         (10,153)
   Receivables and payables -- affiliates .................      (22,873)         22,873               --              --
   Inventories ............................................       (6,982)            (87)              --          (7,069)
   Other assets ...........................................      (12,912)        (18,071)              --         (30,983)
   Accounts payable and accrued expenses ..................      (14,474)          4,943               --          (9,531)
  Income taxes payable ....................................       (1,875)          1,661               --            (214)
  Other long-term liabilities .............................          (73)             --               --             (73)
                                                             -----------      ------------     ----------     -----------
  Net cash (used in) provided by operating activities .....      (23,126)         13,455               --          (9,671)
                                                             -----------      ------------     ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of operating units, net of cash acquired ....     (124,054)        (49,438)              --        (173,492)
 Investment in subsidiary .................................           --        (255,587)         255,587              --
 Investments in and advances to joint ventures ............       (5,643)             --               --          (5,643)
 Purchases of property and equipment ......................      (62,872)         (3,767)              --         (66,639)
 Proceeds from sale of property and equipment .............        3,811              --               --           3,811
                                                             -----------      ------------     ----------     -----------
  Net cash used in investing activities ...................     (188,758)       (308,792)         255,587        (241,963)
                                                             -----------      ------------     ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt, net of deferred financing
  costs ...................................................      224,500         324,141                          548,641
 Payment on long-term debt ................................     (278,988)        (22,997)              --        (301,985)
 Capital Contribution from Parent .........................      255,587              --         (255,587)             --
 Net proceeds from issuance of shares .....................           --              44               --              44
 Noncompete obligations ...................................         (677)             --               --            (677)
                                                             -----------      ------------     ----------     -----------
  Net cash provided by financing activities ...............      200,422         301,188         (255,587)        246,023
                                                             -----------      ------------     ----------     -----------
  Effect of exchange rates on cash ........................       (2,152)          4,975               --           2,823
                                                             -----------      ------------     ----------     -----------
  Net (decrease) increase in cash .........................      (13,614)         10,826               --          (2,788)
  Cash and cash equivalents at beginning of period ........       33,457           2,333               --          35,790
                                                             -----------      ------------     ----------     -----------
  Cash and cash equivalents at end of period ..............  $    19,843      $   13,159       $       --     $    33,002
                                                             ===========      ============     ==========     ===========

AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued



NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS continued


                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                             NON-
                                                                           GUARANTOR       GUARANTOR
                                                                           COMPANIES       COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                                        --------------  -------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .............................................................   $  (54,379)     $  (53,794)   $    52,609    $  (55,564)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Depreciation and amortization .......................................       96,812           5,826           (191)      102,447
  Equity in loss of joint ventures ....................................        1,362              --             --         1,362
  Extraordinary items, net of tax .....................................       23,366              --             --        23,366
  Deferred income taxes ...............................................      (20,227)              6             --       (20,221)
  Amortization of bond discount .......................................       33,562              --             --        33,562
  Equity in loss of subsidiaries ......................................        1,043          53,336        (54,379)           --
  Dividends from guarantor companies ..................................         (500)            500             --            --
  Dividends from non-guarantor companies ..............................        1,327          (1,327)            --            --
  Loss on the sale of property and equipment, net .....................        4,417              29             --         4,446
  Changes in assets and liabilities:
   Accounts and notes receivable ......................................      (25,218)           (875)            --       (26,093)
   Receivables and payables -- affiliates .............................      (12,745)         12,745             --            --
   Inventories ........................................................      (16,570)           (401)            --       (16,971)
   Other assets .......................................................      (13,375)         (1,797)         2,275       (12,897)
   Accounts payable and accrued expenses ..............................       14,522           3,260             --        17,782
   Income taxes payable ...............................................       (1,152)          1,754             --           602
   Other long-term liabilities ........................................       (4,089)             --             --        (4,089)
                                                                          ----------      ----------    -----------    ----------
 Net cash provided by (used in) operating activities ......... ........       28,156          19,262            314        47,732
                                                                          ----------      ----------    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of operating units, net of cash acquired ................     (197,271)        (17,490)            --      (214,761)
 Investment in subsidiary .............................................           --        (315,671)       315,671            --
 Investments in and advances to joint ventures ........................      (21,361)             --             --       (21,361)
  Purchases of property and equipment .................................      (53,911)         (2,926)           134       (56,703)
 Proceeds from sale of property and equipment .........................        4,123              57             --         4,180
                                                                          ----------      ----------    -----------    ----------
  Net cash provided by (used in) investing activities .................     (268,420)       (336,030)       315,805      (288,645)
                                                                          ----------      ----------    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt, net of deferred financing
   costs ..............................................................      231,406           9,000             --       240,406
 Payment on long-term debt ............................................     (295,621)         (9,000)            --      (304,621)
 Prepayment penalty ...................................................      (14,571)             --             --       (14,571)
 Capital Contribution .................................................      315,671          37,048       (316,119)       36,600
 Initial public offering of shares ....................................           --         279,071             --       279,071
 Repurchase shares ....................................................           --            (500)            --          (500)
 Noncompete obligations ...............................................         (647)             --             --          (647)
                                                                          ----------      ----------    -----------    ----------
  Net cash provided by (used in) financing activities .................      236,238         315,619       (316,119)      235,738
                                                                          ----------      ----------    -----------    ----------
  Effect of exchange rates on cash ....................................       (2,183)           (420)            --        (2,603)
                                                                          ----------      ----------    -----------    ----------
  Net decrease in cash ................................................       (6,209)         (1,569)            --        (7,778)
  Cash and cash equivalents at beginning of period ....................       39,660           3,908             --        43,568
                                                                          ----------      ----------    -----------    ----------
  Cash and cash equivalents at end of period ..........................   $   33,451      $    2,339    $        --    $   35,790
                                                                          ==========      ==========    ===========    ==========



AMF BOWLING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  continued



NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS continued


                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE PERIOD ENDED DECEMBER 31, 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                  NON-
                                                               GUARANTOR        GUARANTOR
                                                               COMPANIES        COMPANIES    ELIMINATIONS    CONSOLIDATED
                                                            ---------------  -------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .................................................. $     (18,733)    $  (18,652)    $  17,901     $     (19,484)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Depreciation and amortization ............................        46,198          3,260           (72)           49,386
  Deferred taxes ...........................................       (14,040)            --            --           (14,040)
  Amortization of bond discount ............................        24,731             --            --            24,731
  Equity in loss of subsidiaries ...........................           499         18,234       (18,733)               --
  Dividends from non-guarantor companies ...................           922           (922)           --                --
  Loss on the sale of property and equipment, net ..........           390             18            --               408
  Changes in assets and liabilities:
   Accounts and notes receivable ...........................        (6,663)           159            --            (6,504)
   Receivables and payables -- affiliates ..................           399           (399)           --                --
   Inventories .............................................         1,830             32            --             1,862
   Other assets ............................................        (4,332)          (582)          904            (4,010)
   Accounts payable and accrued expenses ...................        21,631            299            --            21,930
   Income taxes payable ....................................           662           (245)           --               417
   Other long-term liabilities .............................        18,918            217            --            19,135
                                                             -------------     ----------     ---------     -------------
  Net cash provided by operating activities ................        72,412          1,419            --            73,831
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of operating units, net of cash acquired .....    (1,454,213)         3,285            --        (1,450,928)
 Purchases of property and equipment .......................       (15,930)        (1,011)           --           (16,941)
 Proceeds from sales of property and equipment .............           584            170            --               754
                                                             -------------     ----------     ---------     -------------
  Net cash provided by (used in) investing activities ......    (1,469,559)         2,444            --        (1,467,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt, net of deferred financing
  costs ....................................................     1,059,277             --                       1,059,277
 Payments on long-term debt ................................       (38,875)            --            --           (38,875)
 Capital contribution ......................................       420,750             --            --           420,750
 Payment of noncompete obligations .........................        (2,892)            --            --            (2,892)
                                                             -------------     ----------     ---------     -------------
  Net cash provided by financing activities ................     1,438,260             --            --         1,438,260
                                                             -------------     ----------     ---------     -------------
  Effect of exchange rates on cash .........................        (1,453)            45            --            (1,408)
                                                             -------------     ----------     ---------     -------------
  Net increase in cash .....................................        39,660          3,908            --            43,568
  Cash and cash equivalents at beginning of period .........            --             --            --                --
                                                             -------------     ----------     ---------     -------------
  Cash and cash equivalents at end of period ............... $      39,660     $    3,908     $      --     $      43,568
                                                             =============     ==========     =========     =============



AMF BOWLING, INC. AND SUBSIDIARIES


SELECTED QUARTERLY DATA



                                                 (UNAUDITED)                                    (UNAUDITED)
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)      (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                    1997                                            1998
                               ---------------------------------------------   -------------------------------------------------
                                MARCH 31   JUNE 30  SEPTEMBER 30  DECEMBER 31   MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
QUARTERS ENDED                 --------- --------- -------------- ----------   ---------    ---------  ------------   -----------
Net sales .....................$ 157.6    $ 160.5     $  187.5     $  208.1     $  187.6     $  162.2      $  172.5      $  215.8
Operating income (loss) .......   29.7       12.7         17.5         23.0         26.3        (12.6)        (13.1)          9.0
Net income (loss)
 before extraordinary items ...    0.1      (12.3)       (10.2)        (9.8)        (0.6)       (35.8)        (35.6)        (53.9)
Extraordinary items, net of
 tax (b) ......................     --         --           --        (23.4)          --           --            --            --
Net income (loss) .............    0.1      (12.3)       (10.2)       (33.2)        (0.6)       (35.8)        (35.6)        (53.9)
Net income (loss) per
 share before extraordinary
 items (a) ....................   0.00      (0.29)    $  (0.24)   $   (0.18)    $  (0.01)    $  (0.60)     $  (0.60)     $  (0.90)
Per share effect of
 extraordinary items (a) (b) ..     --         --           --        (0.44)          --           --            --            --
                               --------   --------   ----------   ----------   ----------   ----------    ----------    ----------
Net income (loss) per
 share (a)..................... $ 0.00    $ (0.29)    $  (0.24)   $   (0.62)    $  (0.01)    $  (0.60)     $  (0.60)     $  (0.90)
                               ========  =========   ==========   ==========   ==========   ==========    ==========    ==========


--------
(a) Basic and diluted. Outstanding stock options and warrants are not considered as their effect is antidilutive.
(b) Costs incurred in connection with the use of proceeds of the Initial Public Offering. See "Note 9. Long-Term Debt" and "Note 12. Stockholders' Equity" in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND THE STOCKHOLDERS
AMF BOWLING GROUP



     In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AMF Bowling Group at April 30, 1996 and the results of its operations and its cash flows for the four months ended April 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP



Norfolk, Virginia
June 28, 1996

AMF BOWLING GROUP


COMBINED BALANCE SHEET
(in thousands of dollars)


                                                                                      APRIL 30,
                                                                                        1996
                                                                                    ------------
ASSETS
CURRENTS ASSETS:
 Cash and cash equivalents ......................................................     $ 21,913
 Accounts and notes receivable, net of allowance for doubtful accounts of $3,110        33,887
 Accounts and notes receivable -- affiliates ....................................          166
 Inventories ....................................................................       43,296
 Prepaid expenses and other .....................................................        6,113
                                                                                      --------
  TOTAL CURRENT ASSETS ..........................................................      105,375
Property and equipment, net .....................................................      251,544
Other assets ....................................................................       18,330
                                                                                      --------
  TOTAL ASSETS ..................................................................     $375,249
                                                                                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ...............................................................     $ 23,670
 Book overdrafts ................................................................        5,724
 Accrued expenses and deposits ..................................................       34,916
 Long-term debt, current portion ................................................           10
 Income taxes payable ...........................................................        1,757
                                                                                      --------
  TOTAL CURRENT LIABILITIES .....................................................       66,077
Long-term debt ..................................................................        1,958
Other liabilities ...............................................................        2,811
Deferred income taxes ...........................................................        1,429
                                                                                      --------
  TOTAL LIABILITIES .............................................................       72,275
                                                                                      ========
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
 Common stock ...................................................................          454
 Paid-in capital ................................................................      251,770
 Retained earnings ..............................................................       52,302
 Equity adjustment from foreign currency translation ............................       (1,552)
                                                                                      --------
   TOTAL STOCKHOLDERS' EQUITY ...................................................      302,974
                                                                                      --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................     $375,249
                                                                                      ========

The accompanying notes are an integral part of this financial statement.

AMF BOWLING GROUP


COMBINED STATEMENT OF OPERATIONS
(in thousands of dollars)


                                                                            FOUR MONTHS
                                                                               ENDED
                                                                             APRIL 30,
                                                                               1996
                                                                           ------------

OPERATING REVENUES:
 Sales of products and services ........................................    $ 164,371
 Revenue from operating lease activities ...............................          573
                                                                            ---------
  Total operating revenues .............................................      164,944
                                                                            ---------
OPERATING EXPENSES:
 Cost of sales, excluding depreciation of $791 .........................       43,118
 Bowling center operations .............................................       80,156
 Selling, general and administrative ...................................       35,557
 Depreciation and amortization .........................................       15,097
                                                                            ---------
  Total operating expenses .............................................      173,928
                                                                            ---------
  Operating loss .......................................................       (8,984)
NONOPERATING INCOME (EXPENSES):
 Interest expense ......................................................       (4,504)
 Other expenses, net ...................................................         (692)
 Interest income .......................................................          611
 Foreign currency transaction loss .....................................          (29)
                                                                            ---------
Loss before income taxes ...............................................      (13,598)
Income tax benefit .....................................................        1,731
                                                                            ---------
  Net loss .............................................................    $ (11,867)
                                                                            =========
PRO FORMA FINANCIAL INFORMATION (UNAUDITED):



                                                                    FOUR MONTHS
                                                                       ENDED
                                                                     APRIL 30,
                                                                       1996
                                                                   ------------
Net loss before income taxes and pro forma adjustments .........    $ (13,598)
Pro forma C Corporation--tax benefit ...........................        5,065
                                                                    ---------
Pro forma net loss .............................................    $  (8,533)
                                                                    =========

The accompanying notes are an integral part of this financial statement.

AMF BOWLING GROUP


COMBINED STATEMENT OF CASH FLOWS
(in thousands of dollars)


                                                                                    FOUR MONTHS
                                                                                       ENDED
                                                                                     APRIL 30,
                                                                                       1996
                                                                                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ......................................................................    $ (11,867)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization ................................................       15,097
  Deferred income taxes ........................................................          414
  Changes in assets and liabilities, net of effects from companies acquired:
   Accounts and notes receivable, net ..........................................        4,784
   Receivables and payables--affiliates ........................................        1,535
   Inventories .................................................................       (3,631)
   Other assets and liabilities ................................................       (2,673)
   Accounts payable and accrued expenses .......................................        8,713
   Income taxes payable ........................................................       (5,745)
                                                                                    ---------
   Net cash provided by operating activities ...................................        6,627
                                                                                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ............................................       (6,874)
 Other .........................................................................        2,989
                                                                                    ---------
  Net cash used for investing activities .......................................       (3,885)
                                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to stockholders .................................................      (36,721)
 Payment of long-term debt .....................................................       (3,812)
 Proceeds on notes payable--stockholders, net ..................................        1,236
 Capital contributions by stockholders .........................................       24,805
 Collection of notes receivable--affiliates ....................................       19,408
 Other .........................................................................        3,988
                                                                                    ---------
  Net cash provided by financing activities ....................................        8,904
  Effect of exchange rates on cash .............................................          535
                                                                                    ---------
Net increase in cash ...........................................................       12,181
Cash at beginning of period ....................................................        9,732
                                                                                    ---------
Cash at end of period ..........................................................    $  21,913
                                                                                    =========

See Note 11 for supplemental disclosures to the Combined Statement of Cash
Flows.
The accompanying notes are an integral part of this financial statement.

AMF BOWLING GROUP


COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands of dollars)



                                                                               EQUITY
                                                                             ADJUSTMENT
                                                                            FROM FOREIGN                   TOTAL
                                          COMMON     PAID-IN     RETAINED     CURRENCY                 STOCKHOLDERS'
                                          STOCK      CAPITAL     EARNINGS    TRANSLATION     OTHER        EQUITY
                                       ----------- ----------- -------------------------- ----------- --------------
Balance, December 31, 1995 ...........      1,538     63,781       101,080      (3,400)       (1,461)     161,538
 Net loss ............................         --         --       (11,867)         --            --      (11,867)
 Distribution to stockholders ........         --         --       (36,721)         --            --      (36,721)
 Increase in equity adjustment
   from foreign currency translation .         --         --            --       1,665            --        1,665
 Payment of notes receivable
  officer/stockholder ................         --         --            --          --         1,461        1,461
 Capital contributions ...............        102    187,989            --          --            --      188,091
 Other ...............................     (1,186)        --          (190)        183            --       (1,193)
                                           ------    -------       -------      ------        ------      -------
Balance, April 30, 1996 ..............  $     454   $251,770    $   52,302    $ (1,552)    $      --    $ 302,974
                                        =========   ========    ==========    ========     =========    =========


The accompanying notes are an integral part of this financial statement.

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

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 1. ORGANIZATION continued


     The Company did not acquire the assets of two bowling centers located in Madrid, Spain and Geneva, Switzerland (both of which were retained by the sellers) and, accordingly, the April 30, 1996 combined financial statements exclude the assets of these centers. As a result of the acquisition, the Company, at May 1, 1996, owns or operates 205 of the Combined Companies' domestic bowling centers and 78 international bowling centers. The purchase price for the acquisition was approximately $1,300,000, subject to certain postclosing adjustments, less approximately $2,000 representing debt of the Combined Companies which remained in place following the closing of the acquisition (the "Closing").

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


WARRANTY COSTS

     AMF Bowling offers warranties for its various products and provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold. Warranty expense aggregated approximately $1,313 for the four months ended April 30, 1996.


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

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

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

             Buildings and improvements        5 - 40 years
             Bowling and related equipment     5 - 10 years
             Manufacturing equipment           2 - 7 years
             Furniture and fixtures            3 - 8 years


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


RESEARCH AND DEVELOPMENT COSTS

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. The amount charged against income was approximately $875 for the four months ended April 30, 1996.


ADVERTISING COSTS

     Costs incurred for producing and communicating advertising are expensed when incurred. The amount charged against income was approximately $3,575 for the four months ended April 30, 1996.


FOREIGN CURRENCY

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," all assets and liabilities of the Combined Companies' foreign operations are translated from foreign currencies into U.S. dollars at year-end exchange rates. Revenues and expenses of foreign operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in nonlocal currencies. Adjustments resulting from the translation of financial statements of foreign operations into U.S. dollars are included in the equity adjustment from foreign currency

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued


translation on the accompanying combined balance sheets. Gains and losses arising from transactions in foreign currencies are included as a separate item in the accompanying combined statement of operations.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value at April 30, 1996 because of the short maturity of these instruments. The carrying value of long-term receivables and payables approximated fair value as of April 30, 1996 based upon market rates for similar instruments.


NONCOMPETE AGREEMENTS

     The Combined Companies have certain noncompete agreements with individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8%-10%. The assets are included in other current and noncurrent assets and are amortized on a straight-line basis over the terms of the agreements. Noncompete obligations were $3,095 at April 30, 1996.


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

     The Combined Companies were charged $512 for the four months ended April 30, 1996 in management fees for certain consulting and administrative services performed by affiliated companies.

     In May 1995, the Combined Companies began purchasing health insurance from CCA Industries, an affiliated company, on a fully-insured basis. Total premiums for the four months ended April 30, 1996 were $411.

     The Combined Companies lease equipment from CCA Financial, an affiliated company. Rent expense was $203 for the four months ended April 30, 1996.


NOTE 4. INVENTORIES

     Inventories at April 30, 1996 consist of the following:







                                                       APRIL 30, 1996
                                                      ---------------
           Raw materials ..........................       $10,325
           Work-in-progress .......................         2,084
           Finished goods and spare parts .........        28,661
           Merchandise inventory ..................         3,033
                                                          -------
                                                           44,103
           Inventory valuation reserves ...........          (807)
                                                          -------
                                                          $43,296
                                                          =======

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 4. INVENTORIES continued
     Inventories were determined using the following methods at April 30, 1996:




                                                      APRIL 30, 1996
                                                     ---------------

           LIFO (Domestic manufacturing) .........       $27,128
           FIFO (Foreign manufacturing) ..........        13,135
           Other (Merchandise inventory) .........         3,033
                                                         -------
                                                         $43,296
                                                         =======


     If LIFO inventories had been valued at current costs, they would have been greater by $2,527 at April 30, 1996.


NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment at April 30, 1996 consist of the following:


                                                                        APRIL 30, 1996
                                                                       ---------------
           Land ....................................................     $   25,891
           Buildings and improvements ..............................        143,147
           Equipment, furniture and fixtures .......................        256,308
           Construction in progress ................................            110
                                                                         ----------
                                                                            425,456
           Less: accumulated depreciation and amortization .........       (173,912)
                                                                         ----------
                                                                         $  251,544
                                                                         ==========

     Depreciation expense was $14,523 for the four months ended April 30, 1996.



NOTE 6. ACCRUED EXPENSES AND DEPOSITS

     Accrued expenses and deposits at April 30, 1996 consist of the following:




                                                APRIL 30, 1996
                                               ---------------

  Accrued compensation .....................       $ 9,714
  League bowling accounts ..................         3,776
  Other ....................................        21,426
                                                   -------
                                                   $34,916
                                                   =======

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)


NOTE 7. LONG-TERM DEBT


     Long-term debt at April 30, 1996 consists of the following:




                                          APRIL 30,
                                            1996
                                         ----------

  Mortgage and equipment notes .........   $1,968
  Current maturities ...................      (10)
                                           ------

  Long-term portion ....................   $1,958
                                           ======


     The mortgage and equipment notes were secured by first deeds of trust on various bowling centers. The notes generally required monthly payments and matured at various times through October 2008. Interest rates on these notes were generally fixed and ranged from 3% to 12%. The notes were repaid on or prior to April 30, 1996, except for one.


NOTE 8. INCOME TAXES



     Loss before income taxes consists of the following:




                           FOUR MONTHS
                              ENDED
                            APRIL 30,
                              1996
                          ------------

  United States .........  $  (7,757)
  Foreign ...............     (5,841)
                           ---------

                           $ (13,598)
                           =========

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 8. INCOME TAXES continued

     The income tax benefit (provision) consists of the following:




                                    FOUR MONTHS
                                       ENDED
                                     APRIL 30,
                                       1996
                                   ------------

  CURRENT TAX BENEFIT (PROVISION)
  U.S. federal ...................    $   --
  State and local ................       205
  Foreign ........................     1,940
                                      ------
  Total current ..................     2,145
                                      ------
  DEFERRED TAX BENEFIT (PROVISION)
  U.S. federal ...................        --
  State and local ................        --
  Foreign ........................      (414)
                                      ------
  Total deferred .................      (414)
                                      ------
  Total benefit ..................    $1,731
                                      ======


     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:



                                          APRIL 30,
                                            1996
                                         ----------

  DEFERRED TAX ASSETS
  Current assets .......................  $    815
  Noncurrent assets ....................       799
                                          --------
  Total deferred tax assets ............     1,614
                                          --------
  DEFERRED TAX LIABILITIES
  Noncurrent liabilities ...............    (1,429)
                                          --------
  Total deferred tax liabilities .......    (1,429)
                                          --------
  Net deferred tax assets ..............  $    185
                                          ========


     The primary determination of the deferred tax assets are book accruals not deductible for tax purposes, such as the allowance for bad debts, inventory reserves and various other accruals. Deferred tax liabilities are a result of accelerated depreciation methods used for tax purposes.

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 8. INCOME TAXES continued



     The benefit for income taxes differs from the amount computed by applying the statutory rate of 35% for the four months ended April 30, 1996 to loss before income taxes. The principal reasons for this difference are follows:



                                                         FOUR MONTHS
                                                            ENDED
                                                          APRIL 30,
                                                            1996
                                                        ------------

  Tax benefit at federal statutory rate ...............   $  4,759
  (Increase) decrease in rates resulting from:
  S Corporation election for U.S. federal tax purposes      (4,759)
  State and local taxes ...............................        205
  Foreign income taxes ................................      1,526
                                                          --------
  Total ...............................................   $  1,731
                                                          ========


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

     PRO FORMA TAX BENEFIT IS AS FOLLOWS:



                             FOUR MONTHS
                                ENDED
                              APRIL 30,
                                1996
                            ------------
                             (UNAUDITED)

  CURRENT
  U.S. federal ............    $3,222
  State and local .........       329
  Foreign .................     1,940
                               ------

  Total current ...........     5,491
                               ------

  DEFERRED
  U.S. federal ............       (85)
  State and local .........        73
  Foreign .................      (414)
                               ------

  Total deferred ..........      (426)
                               ------

  Total benefit ...........    $5,065
                               ======

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 8. INCOME TAXES continued

     Temporary differences and carryforwards which give rise to pro forma deferred tax assets and liabilities at April 30, 1996 are as follows:




                                           APRIL 30,
                                             1996
                                         ------------
                                          (UNAUDITED)

  DEFERRED TAX ASSETS
  Current assets .......................   $  3,851
  Noncurrent assets ....................        192
                                           --------
  Total deferred tax assets ............      4,043
                                           --------
  DEFERRED TAX LIABILITIES
  Noncurrent liabilities ...............     (6,170)
                                           --------
  Total deferred tax liabilities .......     (6,170)
                                           --------
  Net deferred tax liabilities .........   $ (2,127)
                                           ========


     Pro forma deferred income taxes relate primarily to timing differences between financial and income tax reporting for depreciation and certain accruals which are not currently deductible for income tax purposes.

     A reconciliation of the Combined Companies' pro forma United States Income tax benefit computed by applying the statutory United States federal income tax rate of 35% to the Combined Companies' loss before income taxes is presented in the following table:




                                                  FOUR MONTHS
                                                     ENDED
                                                   APRIL 30,
                                                     1996
                                                 ------------
                                                  (UNAUDITED)

  Tax benefit at federal statutory rate ........   $ 4,759
  (Increase) decrease in rates resulting from:
  State and local taxes, net ...................       402
  Foreign income taxes .........................     1,526
  Foreign tax credits ..........................    (1,526)
  Nondeductible items ..........................       (91)
  Other ........................................        (5)
                                                   ----------
                                                   $ 5,065
                                                   =========

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)


NOTE 9. COMMITMENTS AND CONTINGENCIES



LEASES

     The Combined Companies lease certain facilities and equipment under operating leases which expire at various dates through 2011. These leases generally contain renewal options and require the Combined Companies to pay taxes, insurance, maintenance and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $293 for the four months ended April 30, 1996.

     Future minimum rental payments under the operating lease agreements are as follows:




PERIOD ENDING
DECEMBER 31,
------------

  1996 (eight months) ..........  $ 15,200
  1997 .........................    14,900
  1998 .........................    12,800
  1999 .........................    10,900
  2000 .........................     8,900
  Thereafter ...................    49,600
                                  --------
                                  $112,300
                                  ========


     Total rent expense under operating leases aggregated approximately $7,487 for the four months ended April 30, 1996.


LITIGATION AND CLAIMS

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

     AMF Bowling is involved in two patent infringement suits. The plaintiff in the first case, a competitor of AMF Bowling's Century division, obtained a summary judgment on the issue of liability in December 1994. The court recently issued an order which will permit AMF to appeal. The plaintiff claims damages

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 9. COMMITMENTS AND CONTINGENCIES continued

in the range of $3,000 to $9,000. A trial on damages will not occur unless and until the liability issue is resolved against AMF Bowling. Management intends to vigorously contest the claim and believes the resolution of such claim will not have a significant effect on the Combined Companies' combined financial position or results of operations.

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

     While the ultimate outcome of the litigation and claims against the Combined Companies cannot presently be determined, management believes the Combined Companies have made adequate provision for possible losses. At April 30, 1996 the Combined Companies had recorded reserves aggregating approximately $2,900 for litigation and claims.


NOTE 10. EMPLOYEE BENEFIT PLANS AND BONUS

     The Combined Companies have a defined contribution 401(k) plan to which domestic employees may make voluntary contributions based on their compensation. Under the provisions of the plan, the Combined Companies can, at their option, match a discretionary percentage of employee contributions and make an additional contribution as determined by their Board of Directors. Contributions vest 100% after a five-year period. The amount charged to expense under this plan was approximately $410 for the four months ended April 30, 1996.

     One of the Combined Companies has a Stock Performance Plan (the "Plan") for certain key employees. Under the terms of the Plan, eligible employees earn Stock Performance Units as a result of the Company meeting certain operating performance conditions, as defined by the Plan, relating to (1) sales, (2) cash flow and (3) operating results. Benefits under the Plan vest over a five-year period and will be paid in installments over a ten-year period without interest (or less if specified by the Company's Board of Directors) upon the termination of an eligible employee. The Plan can be terminated or amended at any time by the Company's Board of Directors. The amount charged to expense under this plan was approximately $1,479 for the four months ended April 30, 1996. The agreement contains a provision which would accelerate the payout of the benefits from ten years to five years upon a change-of-control event and would require that interest be paid on the unpaid balance. On April 30, 1996, the Combined Companies made payments of $3,085 related to these plans and the plans were terminated.

     Certain of the Combined Companies' foreign operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee and employer funding. Each company has provided pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amount charged to expense under these plans aggregated $291 for the four months ended April 30, 1996.

     On April 30, 1996, the Combined Companies paid bonuses and special payments to employees, former employees and former directors of $43,760 in recognition of their services.

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)


NOTE 11. SUPPLEMENTAL DISCLOSURES TO THE COMBINED STATEMENT OF CASH FLOWS





                                                     FOUR MONTHS
                                                        ENDED
                                                      APRIL 30,
                                                        1996
                                                    ------------
  Cash paid during the year for:
  Interest ........................................   $ 12,862
  Income taxes ....................................   $  5,359
  Noncash capital contribution by the stockholders:
  Debt forgiveness ................................   $163,184

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)


NOTE 12. BUSINESS SEGMENTS

     The Combined Companies operate in two major lines of business: operation of bowling centers and manufacturing of bowling and related products. Information concerning operations in these business segments for the four months ended April 30, 1996 and identifiable assets at April 30, 1996 are presented below:



                                                   FOUR MONTHS
                                                      ENDED
                                                  APRIL 30, 1996
                                                 ---------------

         Revenues from unaffiliated customers
          Bowling centers
              Domestic .......................      $  75,000
              International ..................         33,500
          Manufacturing ......................         56,400
                                                    ---------
                                                    $ 164,900
                                                    =========
         Intersegment sales
          Bowling centers
              Domestic .......................      $      --
              International ..................
          Manufacturing ......................          4,600
                                                    ---------
                                                    $   4,600
                                                    =========
         Operating (loss) income
         Intersegment sales
          Bowling centers
              Domestic .......................      $   3,600
              International ..................         (2,500)
          Manufacturing ......................         (9,600)
          Eliminations .......................           (500)
                                                    ---------
                                                    $  (9,000)
                                                    =========
         Identifiable assets
          Bowling centers
              Domestic .......................      $ 218,300
              International ..................         65,400
          Manufacturing ......................        101,500
          Eliminations .......................      $ (10,000)
                                                    ---------
                                                    $ 375,200
                                                    =========
         Depreciation and amortization expense
          Bowling centers
              Domestic .......................      $  11,800
              International ..................          2,500
          Manufacturing ......................          1,200
          Eliminations .......................           (400)
                                                    ---------
                                                    $  15,100
                                                    =========
         Capital expenditures
          Bowling centers
              Domestic .......................      $   5,100
              International ..................          2,300
          Manufacturing ......................            400
          Eliminations .......................           (900)
                                                    ---------
                                                    $   6,900
                                                    =========

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)




NOTE 13. GEOGRAPHIC SEGMENTS



     Information about the Combined Companies' operations in different geographic areas for the four months ended April 30, 1996 and identifiable assets at April 30, 1996 are presented below:




                                                  FOUR MONTHS
                                                     ENDED
                                                 APRIL 30, 1996
                                                ---------------

         Net operating revenue:
          United States .....................      $103,800
          Japan .............................        13,700
          Hong Kong .........................        14,000
          Korea .............................         5,800
          Australia .........................        14,700
          United Kingdom ....................         7,300
          Mexico ............................         2,100
          Sweden ............................         1,200
          Canada ............................           300
          Spain .............................         1,000
          Other European countries ..........         5,200
          China .............................           400
          Eliminations ......................        (4,600)
                                                   --------
                                                   $164,900
                                                   ========


     Net operating revenues for the United States manufacturing operation has been reduced by approximately $21,500 for the four months ended April 30, 1996 to reflect the elimination of intercompany sales between the domestic manufacturing operation and the manufacturing foreign sales and service branches.




                                                 FOUR MONTHS
                                                    ENDED
                                                APRIL 30, 1996
                                               ---------------

         Operating (loss) income:
          United States ....................      $ (2,900)
          Japan ............................        (1,400)
          Hong Kong ........................           800
          Korea ............................          (300)
          Australia ........................        (1,300)
          United Kingdom ...................        (1,100)
          Mexico ...........................          (200)
          Sweden ...........................          (500)
          Canada ...........................            --
          Spain ............................          (100)
          Other European countries .........        (1,300)
          China ............................          (200)
          Eliminations .....................          (500)
                                                  --------
                                                  $ (9,000)
                                                  ========

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 13. GEOGRAPHIC SEGMENTS continued
     Operating (loss) income for the United States manufacturing operation has been reduced by approximately $1,300 for the four months ended April 30, 1996 to reflect the elimination of intercompany gross profit between the domestic manufacturing operation and the manufacturing foreign sales and service branches.



                                                APRIL 30, 1996
                                               ---------------

         Identifiable assets:
          United States ....................      $ 290,400
          Japan ............................         17,200
          Hong Kong ........................          7,700
          Korea ............................          4,500
          Australia ........................         34,800
          United Kingdom ...................         12,200
          Mexico ...........................          5,100
          Sweden ...........................          2,200
          Canada ...........................            900
          Spain ............................            200
          Other European countries .........          7,700
          China ............................          2,300
          Eliminations .....................        (10,000)
                                                  ---------
                                                  $ 375,200
                                                  =========


     Identifiable assets for the foreign sales and service branches have been reduced by approximately $5,700 at April 30, 1996 to reflect the elimination of intercompany gross profit in inventory between the domestic manufacturing operations and the manufacturing foreign sales and service branches.

AMF BOWLING GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)

NOTE 14. STOCKHOLDERS' EQUITY



                                                                           APRIL 30, 1996
                                     ----------------------------------------------------------------------------------------------
                                                                                                  EQUITY
                                                                                                ADJUSTMENT
                                                                                               FROM FOREIGN               TOTAL
                                                   ISSUED AND    COMMON   PAID IN    RETAINED    CURRENCY             STOCKHOLDERS'
                                      AUTHORIZED   OUTSTANDING   STOCK    CAPITAL    EARNINGS   TRANSLATION   OTHER      EQUITY
                                     ------------ -------------  ------  --------- ---------- -------------- ------- --------------
AMF Bowling, Inc ....................    10,000       950.6689   $  1    $ 51,778    $ 15,639     $   593       $--      $ 68,011
AMF Bowling Centers, Inc ............    15,000     9,485.1000      9     183,780       8,825          --        --       192,614
AMF Beverage Company of Oregon, Inc..    10,000        94.8510     --          --          --          --        --            --
King Louie Lenexa, Inc ..............    30,000        94.8510     --          --          --          --        --            --
AMF Catering Services Pty Ltd .......   100,000   100,000.0000     82          --          --          --        --            82
AMF Bowling Centers (Aust)
 International, Inc .................    10,000       948.5100      1         492      24,327       1,645        --        26,465
AMF Bowling Centers (Canada)
 International, Inc .................    10,000       948.5100      1       2,109      (1,238)         85        --           957
AMF BCO -- France One, Inc ..........    10,000     1,000.0000      1         220         533         (93)       --           661
AMF BCO -- France Two, Inc ..........    10,000     1,000.0000      1         595       1,440        (250)       --         1,786
AMF Bowling Centers (Hong Kong)
 International, Inc .................    10,000       948.5100      1         532       2,175          --        --         2,708
AMF Bowling Centers International,
 Inc. -- Japan ......................    10,000     9,485.1000     10       1,210       4,446         505        --         6,171
AMF Bowling Mexico Holding, Inc. ....     1,000        75.6972    322       1,856       2,563      (3,056)       --         1,685
Boliches AMF Inc ....................    10,000       100.0000      1         493         682        (814)       --           362
AMF Bowling Centers II
 Inc. -- Switzerland ................                              --          --         205         171        --           376
AMF BCO -- U.K. One, Inc ............    10,000       100.0000      1       1,597        (350)        (86)       --         1,162
AMF BCO -- U.K. Two, Inc ............    10,000       100.0000      1       4,357        (956)       (235)       --         3,167
AMF BCO -- China, Inc ...............    10,000     1,000.0000      1         577        (159)         (4)       --           415
AMF Bowling Centers China, Inc ......    10,000     1,000.0000      1       2,174        (600)        (13)       --         1,562
Bush River Corporation ..............   100,000    18,895.1919     20          --          --          --        --            20
Eliminations ........................        --            --      --          --      (5,230)         --        --        (5,230)
                                                                 ----    --------    --------     ---------     ---      --------
Totals ..............................                            $454    $251,770    $ 52,302     $(1,552)      $--      $302,974
                                                                 ====    ========    ========     =========     ===      ========


NOTE 15. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On February 16, 1996, the stockholders of the Combined Companies executed a Stock Purchase Agreement, subject to certain closing conditions, to sell the stock and certain assets of the individual companies to AMF Group Holdings, Inc., through its subsidiaries. On May 1, 1996, the sale transaction was completed.

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

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 15. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continued

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

     Non-guarantor companies at April 30, 1996 include the following foreign subsidiaries of certain guarantor companies:

     o AMF Bowling (Unlimited)

     o Worthington North Properties Limited

     o AMF Bowling France SNC

     o AMF Bowling de Paris SNC

     o AMF Bowling de Lyon La Part Dieu SNC

     o Boliches y Compania

     o Operadora Mexicana de Boliches, S.A.

     o Promotora de Boliches, S.A. de C.V.

     o Immeubles Obispado, S.A.

     o Immeubles Minerva, S.A.

     o Boliches Mexicano, S.A.

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 15. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continued



     o AMF Bowling Centers (China) Company

     o AMF Garden Hotel Bowling Center Company

     The following condensed combining information presents:

     o Condensed combining balance sheets as of April 30, 1996 and the related condensed combining statements of operations and of cash flows for the four months ended April 30, 1996.

     o Elimination entries necessary to combine the entities comprising the Combined Companies.

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 15. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continued

CONDENSED COMBINING BALANCE SHEETS
FOUR MONTHS ENDED APRIL 30, 1996



                                                                         GUARANTOR   NON-GUARANTOR                   COMBINED
                                                                         COMPANIES     COMPANIES     ELIMINATIONS    COMPANIES
                                                                        ----------- --------------- -------------- ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ............................................  $ 18,628   $ 3,285         $     --         $ 21,913
 Accounts and notes receivable, net of allowance for doubtful accounts     32,316     1,571               --           33,887
 Accounts and notes receivable -- affiliates ..........................     2,463       380           (2,677)             166
 Inventories ..........................................................    41,831     1,465               --           43,296
 Prepaid expenses and other ...........................................     4,856     1,257               --            6,113
                                                                         --------   -------         --------         --------
  TOTAL CURRENT ASSETS ................................................   100,094     7,958           (2,677)         105,375
Property and equipment, net ...........................................   241,968    10,518             (942)         251,544
Investment in subsidiaries ............................................    10,643        --          (10,643)
Other assets ..........................................................    17,399       931               --           18,330
                                                                         --------   -------         --------         --------
  TOTAL ASSETS ........................................................  $370,104   $19,407         $(14,262)        $375,249
                                                                         ========   =======         ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable .....................................................  $ 21,760   $ 1,910         $     --         $ 23,670
 Book overdrafts ......................................................     5,724        --               --            5,724
 Accrued expenses and deposits ........................................    32,185     2,731               --           34,916
 Accounts and notes payable -- affiliates .............................        14     2,663           (2,677)              --
 Long-term debt, current portion ......................................        10        --               --               10
 Income taxes payable .................................................     1,078       679               --            1,757
                                                                         --------   -------         --------         --------
  TOTAL CURRENT LIABILITIES ...........................................    60,771     7,983           (2,677)          66,077
Long-term debt ........................................................     1,958        --               --            1,958
Other liabilities .....................................................     2,811        --               --            2,811
Deferred income taxes .................................................       648       781               --            1,429
                                                                         --------   -------         --------         --------
  TOTAL LIABILITIES ...................................................    66,188     8,764           (2,677)          72,275
                                                                         --------   -------         --------         --------
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
 Common stock .........................................................       454     3,940           (3,940)             454
 Paid-in capital ......................................................   251,770     5,003           (5,003)         251,770
 Retained earnings ....................................................    53,244     6,247           (7,189)          52,302
 Equity adjustment from foreign currency translation ..................    (1,552)   (4,547)           4,547           (1,552)
                                                                         --------   -------         --------         --------
  TOTAL STOCKHOLDERS' EQUITY ..........................................   303,916    10,643          (11,585)         302,974
                                                                         --------   -------         --------         --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................  $370,104   $19,407         $(14,262)        $375,249
                                                                         ========   =======         ========         ========

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 15. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continued



CONDENSED COMBINING STATEMENTS OF OPERATIONS
FOUR MONTHS ENDED APRIL 30, 1996



                                                                   GUARANTOR      NON-GUARANTOR                       COMBINED
                                                                   COMPANIES        COMPANIES       ELIMINATIONS      COMPANIES
                                                                 -------------   ---------------   --------------   ------------
OPERATING REVENUE:
 Sales of products and services ..............................     $ 154,500         $10,731           $ (860)       $ 164,371
 Revenue from operating lease activities. ....................           323            250                --              573
                                                                   ---------         -------           ------        ---------
  Total operating revenues ...................................       154,823         10,981              (860)         164,944
                                                                   ---------         -------           ------        ---------
OPERATING EXPENSES:
 Cost of goods sold, excluding depreciation of $791 ..........        42,242          1,445              (569)          43,118
 Bowling center operations ...................................        71,289          8,985              (118)          80,156
 Selling, general and administrative .........................        34,875            682                --           35,557
 Depreciation and amortization ...............................        14,380            802               (85)          15,097
                                                                   ---------         -------           ------        ---------
 Total operating expenses ....................................       162,786         11,914              (772)         173,928
                                                                   ---------         -------           ------        ---------
 Operating loss ..............................................        (7,963)          (933)              (88)          (8,984)
NONOPERATING INCOME (EXPENSES):
 Interest expense ............................................        (4,501)            (3)               --           (4,504)
 Other expenses, net .........................................          (634)           (58)               --             (692)
 Interest income .............................................           574             37                --              611
 Equity in earnings of subsidiaries ..........................          (707)            --               707               --
 Foreign currency transaction gain (loss) ....................          (179)           150                --              (29)
                                                                   ---------         --------          ------        ---------
Loss before income taxes .....................................       (13,410)          (807)              619          (13,598)
Income tax benefit ...........................................         1,631            100                --            1,731
                                                                   ---------         --------          ------        ---------
 Net loss ....................................................     $ (11,779)        $ (707)           $  619        $ (11,867)
                                                                   =========         ========          ======        =========

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)



NOTE 15. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continued

CONDENSED COMBINING STATEMENTS OF CASH FLOWS
FOUR MONTHS ENDED APRIL 30, 1996



                                                                    GUARANTOR    NON-GUARANTOR                    COMBINED
                                                                    COMPANIES      COMPANIES     ELIMINATIONS    COMPANIES
                                                                  ------------- --------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .......................................................   $ (11,072)     $   (707)       $    (88)     $ (11,867)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Depreciation and amortization .................................      14,380           802             (85)        15,097
  Deferred income taxes .........................................         435           (21)             --            414
  Equity in earnings of subsidiaries ............................        (707)           --             707             --
  Change in assets and liabilities: .............................
   Accounts and notes receivable, net ...........................       4,821           (37)             --          4,784
   Receivables and payables -- affiliates .......................         593           942              --          1,535
   Inventories ..................................................      (3,655)           24              --         (3,631)
   Other assets and liabilities .................................      (3,476)          (34)            837         (2,673)
   Accounts payable and accrued expenses. .......................       7,634         1,079              --          8,713
  Income taxes payable ..........................................      (5,442)         (303)             --         (5,745)
                                                                    ---------      --------        --------      ---------
 Net cash provided by operating activities ......................       3,511         1,745           1,371          6,627
                                                                    ---------      --------        --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment .............................      (6,046)       (1,001)            173         (6,874)
 Other ..........................................................       2,989            --              --          2,989
                                                                    ---------      --------        --------      ---------
 Net cash used for investing activities .........................      (3,057)       (1,001)            173         (3,885)
                                                                    ---------      --------        --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to stockholders ..................................     (36,721)         (622)            622        (36,721)
 Payment of long-term debt ......................................      (3,812)           --              --         (3,812)
 Proceeds from notes payable -- stockholders, net ...............       1,236            --              --          1,236
 Capital contributions by stockholders ..........................      24,805         2,252          (2,252)        24,805
 Collection of notes receivable -- affiliates ...................      19,408            --              --         19,408
 Other ..........................................................       3,902            --              86          3,988
                                                                    ---------      --------        --------      ---------
  Net cash provided by financing activities .....................       8,818         1,630          (1,544)         8,904
  Effect of exchange rates on cash and cash equivalents .........         330           205              --            535
                                                                    ---------      --------        --------      ---------
Net increase in cash and cash equivalents .......................       9,602         2,579              --         12,181
Cash and cash equivalents at beginning of period ................       9,026           706              --          9,732
                                                                    ---------      --------        --------      ---------
Cash and cash equivalents at end of period ......................   $  18,628      $  3,285        $     --      $  21,913
                                                                    =========      ========        ========      =========

AMF BOWLING GROUP


NOTES TO COMBINED FINANCIAL STATEMENTS  continued
(in thousands of dollars, except share data)


NOTE 16. SUBSEQUENT EVENT (UNAUDITED)



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP has served as the Company's independent public accountants since 1996. Results for 1998, 1997 and 1996 have been audited by Arthur Andersen LLP.

     The Predecessor Company engaged PricewaterhouseCoopers LLP as its independent accountants. Results for the four months ended April 30, 1996 have been audited by PricewaterhouseCoopers LLP.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
     The information required by this item is incorporated by reference to the sections entitled "Item 1 -- Election of Board of Directors -- General,"
" -- Nominees for Election as Directors" and "Meetings and Committees of the Board -- Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3 and 4 of the proxy statement filed since the close of the fiscal year ended December 31, 1998 (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. Pursuant to Item 401(b) of Regulation S-K, certain information regarding the executive officers of the Registrant is reported in Item 4 of Part I of this report.



ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections entitled "Executive Compensation -- Summary Compensation Table," " -- Stock Option Grants in Last Fiscal Year," " -- Aggregated Stock Option Exercises and Fiscal Year-End Option Value," " -- Employment Agreements," " -- Settlement Agreement," "Meetings and Committees of the Board -- Compensation of Directors" and " -- Compensation Committee Interlocks and Insider Participation" on pages 3, 4, 5, 6, 7 and 8 of the Proxy Statement. The information contained in "Executive Compensation -- Report of the Compensation Committee" and "Performance Graph" shall not be deemed "filed" as part of this report on Form 10-K.



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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
(A) FINANCIAL STATEMENTS AND SCHEDULES

     See "Item 8. Financial Statements and Supplemental Data."



(B) REPORTS ON FORM 8-K

     1. A current report dated September 30, 1998, was filed October 2, 1998, announcing that AMF Bowling Worldwide, Inc., a wholly-owned subsidiary of the Company, amended the terms of its $810 million credit facility with its lenders.

     2. A current report dated December 7, 1998 was filed with respect to litigation initiated by a Chinese customer against the Company and the Company's intent to appeal a judgment awarded to the customer in a Chinese court.


(C) EXHIBITS



 2.1     Stock Purchase Agreement, dated as of February 16, 1996, by and among AMF Group Holdings Inc. and the owners of the
         Predecessor Company. (1)
 2.2     Agreement, dated as of April 11, 1996, by and among AMF Group Holdings Inc. and the owners of the Predecessor Company amending certain terms of the Stock Purchase Agreement. (2)
 3.1     Restated Certificate of Incorporation of the Company. (3)
 3.2     By-Laws of the Company. (4)
 3.3     Certificate of Incorporation, as amended, of American Recreation Centers, Inc. (5)
 3.4     By-Laws of American Recreation Centers, Inc. (6)
 3.5     Certificate of Incorporation of Burleigh Recreation, Inc. (7)
 3.6     Amended and Restated By-Laws of Burleigh Recreation, Inc. (8)
 3.7     Certificate of Incorporation of 300, Inc. (9)
 3.8     By-Laws of 300, Inc. (10)
 3.9     Certificate of Incorporation, as amended, of Michael Jordan Golf Company, Inc. (11)
 3.10    By-Laws of Michael Jordan Golf Company, Inc. (12)
 3.11    Certificate of Incorporation of Michael Jordan Golf-Water Tower, Inc. (13)
 3.12    By-Laws of Michael Jordan Golf-Water Tower, Inc. (14)
 3.13    Certificate of Incorporation of MJG -- O'Hare, Inc. (15)
 3.14    By-Laws of MJG -- O'Hare, Inc. (16)
 3.15    Certificate of Incorporation of Lake Grove Centers, Inc. (17)
 3.16    By-Laws of Lake Grove Centers, Inc. (18)
 3.17    Certificate of Limited Liability Company of MBI No. 1, LLC. (19)
 3.18    Limited Liability Company Agreement of MBI No. 1, LLC. (20)
 3.19    Certificate of Limited Liability Company of AWI No. 1, LLC. (21)
 3.20    Limited Liability Company Agreement of AWI No. 1, LLC. (22)
 3.21    Certificate of Incorporation of AMF Bowling India Private LTD. (23)
 3.22    Articles of Association of AMF Bowling India Private LTD. (24)
 3.23    Articles of Association of AMF Bowling Poland Sp.zo.o (25)
 3.24    R.Q.P. Partnership Agreement (26)
 3.25    Joint Venture Agreement of Broadway Grand Properties (27)
 4.1     Specimen of Common Stock Certificate. (28)
 4.2     Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes. (29)
 4.3     Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and American Bank National Association with respect to the Subsidiary Senior Subordinated
         Discount Notes. (30)

 4.4     Form of Senior Subordinated Note. (31)
 4.5     Form of Senior Subordinated Discount Note. (32)
 4.6     Purchase Agreement dated May 6, 1998, among the Company, the Designated Subsidiaries named therein and the Initial
         Purchasers named therein. (33)
 4.7     Indenture dated as of May 12, 1998, between the Company and the Bank of New York. (34)
 4.8     Registration Rights Agreement dated as of May 12, 1998, among the Company, the Designated Subsidiaries named therein and the Initial Purchasers named therein. (35)
 4.9     Form of the Company's Zero Coupon Convertible Debenture due 2018. (36)
10.1     Registration Rights Agreement, dated as of March 21, 1996, by and among the Company, the Guarantors and Goldman, Sachs
         & Co. (37)
10.2     Third Amended and Restated Credit Agreement among AMF Group Inc. and the Initial Lenders and Initial Issuing Banks and
         Goldman, Sachs & Co., as Syndication Agent, and Citibank, N.A., as Administrative Agent. (38)
10.3     AMF Holdings Inc. 1996 Stock Incentive Plan. (39)
10.4     Stockholders Agreement, dated as of April 30, 1996, by and among the Company and the Stockholders. (40)
10.5     Amendment No. 1, dated as of May 28, 1996, to the Stockholders Agreement. (41)
10.6     Amendment No. 2, dated as of May 31, 1996, to the Stockholders Agreement. (42)
10.7     Amendment No. 3, dated as of January 17, 1997, to the Stockholders Agreement. (43)
10.8     Amendment No. 4, dated as of January 17, 1997, to the Stockholders Agreement. (44)
10.9     Amendment No. 5, dated as of July 31, 1997, to the Stockholders Agreement. (45)
10.10    Amendment No. 6, dated as of December 31, 1997, to the Stockholders Agreement. (46)
10.11    Amendment No. 7, dated as of January 1, 1998, to the Stockholders Agreement. (47)
10.12    Registration Rights Agreement, dated as of April 30, 1996, by and among the Company and the Stockholders. (48)
10.13    Amendment No. 1, dated as of May 28, 1996, to the Registration Rights Agreement. (49)
10.14    Amendment No. 2, dated as of January 17, 1997, to the Registration Rights Agreement. (50)
10.15    Amendment No. 3, dated as of January 17, 1997, to the Registration Rights Agreement. (51)
10.16    Amendment No. 4, dated as of July 31, 1997, to the Registration Rights Agreement. (52)
10.17    Amendment No. 5, dated as of September 30, 1997, to the Registration Rights Agreement. (53)
10.18    Warrant Agreement, dated as of May 1, 1996, between the Company and The Goldman Sachs Group, L.P. (54)
10.19    Employment Agreement, dated as of May 1, 1996, by and among the Company, AMF Bowling, Inc. and Robert L. Morin. (55)
10.20    Employment Agreement, dated as of May 1, 1996, between the Company and Douglas J. Stanard. (56)
10.21    Stock Option Agreement, dated as of May 1, 1996, between the Company and Charles M. Diker. (57)
10.22    Employment Agreement, dated as of May 28, 1996, by and among the Company, AMF Group Inc. and Stephen E. Hare. (58)
10.23    Asset Purchase Agreement, dated as of September 10, 1996, by and between AMF Bowling Centers, Inc. and Charan
         Industries, Inc. (59)
10.24    Termination Agreement, dated as of February 28, 1997, by and among the Company, AMF Bowling, Inc. and Robert L. Morin.
         (60)
10.25    Stock Subscription Agreement, dated as of October 9, 1996, by and among the Company and the Purchasers (as defined therein). (61)
10.26    Agreement and Plan of Merger, dated as of January 17, 1997, by and among AMF Bowling Centers, Inc., Noah Acquisition and American Recreation Centers, Inc. (62)
10.27    Waiver and Amendment No. 1, dated as of March 24, 1997, to Amended and Restated Credit Agreement dated as of December
         20, 1996. (63)
10.28    Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 30, 1997. (64)
10.29    Interest Rate Cap Agreement, dated July 2, 1997. (65)
10.30    AMF Bowling, Inc. 1998 Stock Incentive Plan. (66)
10.31    Amendment No. 1 and Waiver to the Third Amended and Restated Credit Agreement dated as of September 30, 1998. (67)
10.32    Termination and Release Agreement, dated as of November 2, 1998, by and among AMF Bowling, AMF Bowling Worldwide and
         Douglas J. Standard. (68)
10.33    Employment Agreement, dated as of September 8, 1998, by and among AMF Bowling, Inc. and John P. Watkins. (69)
10.34    Amendment to the AMF Bowling, Inc. 1998 Stock Incentive Plan.
11.1     Computation of earnings per share.
21.1     Subsidiaries of the Company.
23.1     Consent of Arthur Andersen LLP.
23.2     Consent of PricewaterhouseCoopers LLP.


27.1        Financial Data Schedule.

NOTES TO EXHIBITS:



     (1)    Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
            333-4877).
     (2)    Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
            333-4877).
     (3)    Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
            333-34099).
     (4)    Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
            333-34099).
     (5)    Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (6)    Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (7)    Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (8)    Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
     (9)    Incorporated by reference to Exhibit 3.7 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (10)    Incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (11)    Incorporated by reference to Exhibit 3.9 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (12)    Incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (13)    Incorporated by reference to Exhibit 3.11 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (14)    Incorporated by reference to Exhibit 3.12 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (15)    Incorporated by reference to Exhibit 3.13 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (16)    Incorporated by reference to Exhibit 3.14 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (17)    Incorporated by reference to Exhibit 3.15 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (18)    Incorporated by reference to Exhibit 3.16 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (19)    Incorporated by reference to Exhibit 3.17 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (20)    Incorporated by reference to Exhibit 3.18 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (21)    Incorporated by reference to Exhibit 3.19 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (22)    Incorporated by reference to Exhibit 3.20 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (23)    Incorporated by reference to Exhibit 3.21 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
    (24)    Incorporated by reference to Exhibit 3.22 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).

(25)     Incorporated by reference to Exhibit 3.23 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(26)     Incorporated by reference to Exhibit 3.24 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(27)     Incorporated by reference to Exhibit 3.25 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(28)     Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(29)     Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(30)     Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(31)     Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(32)     Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(33)     Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-60959).
(34)     Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-60959).
(35)     Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-60959).
(36)     Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-60959).
(37)     Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(38)     Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(39)     Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(40)     Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(41)     Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-34099).
(42)     Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-34099).
(43)     Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-34099).
(44)     Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-34099).
(45)     Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-34099).
(46)     Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(47)     Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(48)     Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(49)     Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-34099).
(50)     Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-34099).
(51)     Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-34099).
(52)     Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No.
         333-34099).
(53)     Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(54)     Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(55)     Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(56)     Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(57)     Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(58)     Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of AMF Group Inc. (File No.
         333-4877).
(59)     Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of AMF Group Inc., dated October 24, 1996
         (File No. 001-12131).
(60)     Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Group Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
(61)     Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of AMF Group Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).

(62)     Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of AMF Group Inc., dated January 17, 1997
         (File No. 001-12131).
(63)     Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4
         of AMF Group Inc. (File No. 333-4877).
(64)     Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(65)     Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(66)     Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(67)     Incorporated by reference to Exhibit 10.1 of AMF Bowling, Inc.'s Current Report on Form 8-K dated September 30, 1998
         (File No. 001-13539).
(68)     Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
(69)     Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of March, 1999.

                                                      AMF BOWLING, INC.

                                                 /s/  STEPHEN E. HARE
                                                 ------------------------------
                                                      STEPHEN E. HARE
                          DIRECTOR/ACTING PRESIDENT AND CHIEF EXECUTIVE OFFICER/
                      EXECUTIVE VICE PRESIDENT/CHIEF FINANCIAL OFFICER/TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 19th day of March, 1999.



            SIGNATURES                 TITLE
          -----------------        -----------
/s/   RICHARD A. FRIEDMAN           Chairman of the Board
--------------------------------
      RICHARD A. FRIEDMAN

 /s/  TERENCE M. O'TOOLE            Director
--------------------------------
      TERENCE M. O'TOOLE

 /s/  PETER M. SACERDOTE            Director
--------------------------------
      PETER M. SACERDOTE

/s/   CHARLES M. DIKER              Director
--------------------------------
      CHARLES M. DIKER

/s/   PAUL B. EDGERLEY              Director
--------------------------------
      PAUL B. EDGERLEY

 /s/  HOWARD A. LIPSON              Director
--------------------------------
      HOWARD A. LIPSON

/s/  THOMAS R. WALL, IV             Director
--------------------------------
     THOMAS R. WALL, IV

/s/  STEPHEN E. HARE                Director/Acting President and Chief Executive Officer/
--------------------------------    Executive Vice President/Chief Financial Officer/
     STEPHEN E. HARE                Treasurer


/s/  MICHAEL P. BARDARO             Senior Vice President/Corporate Controller/ Assistant
--------------------------------    Secretary/Chief Accounting Officer
     MICHAEL P. BARDARO

AMF BOWLING, INC


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE I


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF



AMF BOWLING, INC.:


     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Form 10-K Annual Report of AMF Bowling, Inc. and subsidiaries for the years ended December 31, 1998 and 1997, and for the period from inception (January 12, 1996) through December 31, 1996, and have issued our report thereon dated February 19, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I filed as part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Richmond, Virginia
February 19, 1999

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.


CONDENSED BALANCE SHEETS
(in thousands)

                                                             AS OF DECEMBER 31,
                                                         --------------------------
                                                             1998          1997
                                                         -----------   ------------
ASSETS
Current assets .......................................    $  12,576     $      --
Investment in subsidiary .............................      804,079       653,862
Other noncurrent assets ..............................       11,235           239
                                                          ---------     ---------
  TOTAL ASSETS .......................................    $ 827,890     $ 654,101
                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities ............................    $   1,382     $      73
Long term debt .......................................      296,873            --
Stockholders' equity .................................      529,635       654,028
                                                          ---------     ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........    $ 827,890     $ 654,101
                                                          =========     =========

 The accompanying notes are an integral part of these condensed balance sheets.

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.


CONDENSED STATEMENTS OF OPERATIONS
(in thousands)


                                                                  YEAR ENDED DECEMBER 31,        PERIOD ENDED
                                                               ------------------------------    DECEMBER 31,
                                                                     1998            1997            1996
                                                               ---------------   ------------   -------------

General & administrative expenses ..........................     $     6,246      $      --      $       --
Depreciation and amortization ..............................             341             --              --
                                                                 -----------      ---------      ----------
Total operating expenses ...................................           6,587             --              --
                                                                 -----------      ---------      ----------
Operating loss .............................................          (6,587)            --              --
Interest expense ...........................................          12,732             --              --
Other expense ..............................................             329             --              --
Interest income ............................................            (581)          (102)           (137)
                                                                 -----------      ---------      ----------
Income (loss) before income taxes ..........................         (19,067)           102             137
                                                                 -----------      ---------      ----------
Provision for income taxes .................................              --             17              56
                                                                 -----------      ---------      ----------
Income (loss) before equity in loss of subsidiary ..........         (19,067)            85              81
Equity in loss of subsidiary ...............................        (106,827)       (55,649)        (19,565)
                                                                 -----------      ---------      ----------
Net loss ...................................................     $  (125,894)     $ (55,564)     $  (19,484)
                                                                 ===========      =========      ==========

The accompanying notes are an integral part of these condensed financial statements.


SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.


CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                     YEAR ENDED DECEMBER 31,        PERIOD ENDED
                                                                                 -------------------------------    DECEMBER 31,
                                                                                      1998             1997             1996
                                                                                 --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss ....................................................................     $ (125,894)      $  (55,564)     $  (19,484)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
  Interest income, net .......................................................           (150)            (102)           (137)
  Amortization ...............................................................            341               --              --
  Amortization of bond discount ..............................................         12,732               --              --
  Deferred taxes .............................................................             --               --              --
  Equity in loss of subsidiary ...............................................        106,827           55,649          19,565
  Change in assets and liabilities ...........................................           (168)              17              56
                                                                                   ----------       ----------      ----------
  Net cash used in operating activities ......................................         (6,312)              --              --
                                                                                   ----------       ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES:
 Investment in subsidiary ....................................................       (255,587)        (315,671)       (420,750)
                                                                                   ----------       ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from long-term debt, net of deferred financing costs ...............        273,010               --              --
 Capital contributions .......................................................             --           36,600         420,750
 Net proceeds on issuance of shares ..........................................             44          279,071              --
                                                                                   ----------       ----------      ----------
 Net cash provided by financing activities ...................................        273,054          315,671         420,750
                                                                                   ----------       ----------      ----------
 Net change in cash and cash equivalents .....................................         11,155               --              --
 Cash and cash equivalents at beginning of period ............................             --               --              --
                                                                                   ----------       ----------      ----------
 Cash and cash equivalents at end of period ..................................     $   11,155       $       --      $       --
                                                                                   ==========       ==========      ==========

The accompanying notes are an integral part of these condensed financial statements.


SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.


NOTES TO AMF BOWLING, INC. CONDENSED FINANCIAL STATEMENTS
   1. BACKGROUND AND BASIS OF PRESENTATION:
     These notes to the AMF Bowling, Inc. ("AMF Bowling") condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements of AMF Bowling and subsidiaries included in Part II, Item 8 of the Form 10-K Annual Report (the "Notes"). AMF Bowling Worldwide, Inc., Bowling Worldwide") is a wholly-owned subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly-owned subsidiary of AMF Bowling. The results of operations for the period ended December 31, 1996, reflect the results of AMF Bowling since its inception date of January 12, 1996. All dollar amounts are in thousands, except where otherwise indicated.


   2. GUARANTEES:

     The Subsidiary Senior Subordinated Notes and Subsidiary Senior Subordinated Discount Notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first and second-tier subsidiaries of Bowling Worldwide, as discussed in "Note 21. Condensed Consolidating Financial Statements" in the Notes.


   3. ZERO COUPON CONVERTIBLE DEBENTURES:

     The Company's Zero Coupon Convertible Debentures (the "Debentures") (as described in "Note 9. Long-Term Debt" in the Notes) were issued May 12, 1998 by the Company and are due in 2018.


   4. RESTRICTED ASSETS OF AMF GROUP HOLDINGS AND BOWLING WORLDWIDE:

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

     So long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may i) declare and pay dividends in common stock;
ii) declare and pay cash dividends to make payments of approximately $0.15 million in May 1997 and May 1998 and, to the extent necessary, to make payments of approximately $0.05 million due in May 1999 under certain noncompete agreements with the Prior Owners; iii) declare and pay cash dividends for general and administrative expenses not to exceed $0.25 million; and iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock.


   5. TOTAL ASSETS AND LIABILITIES:

     At December 31, 1998, assets represent AMF Bowling's investment in AMF Group Holdings, cash held for general corporate purposes, deferred financing costs associated with issuance of the Debentures and other assets related to commitments under non-compete agreements and shareholder receivables associated with subscription of AMF Bowling's Common Stock. At December 31, 1997, assets represent AMF Bowling's investment in AMF Group Holdings and other assets related to shareholder receivables associated with subscription of AMF Bowling's Common Stock. At December 31, 1998, liabilities represent accrued expenses primarily related to commitments under noncompete agreements. At December 31, 1997, liabilities represent federal income taxes payable arising from interest earned on the shareholder receivables previously described.


   6. AMF BOWLING OPERATIONS:

     In the year ended December 31, 1998, the Company began allocating certain corporate, general and administrative expenses to AMF Bowling based on the percentage of resources specifically used in administrative activities of AMF Bowling.

SCHEDULE II


AMF BOWLING GROUP
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                            COLUMN A           COLUMN B             COLUMN C                 COLUMN D       COLUMN E
-------------------------------------------- ------------ -----------------------------  ---------------- -----------
                                                                    ADDITIONS
                                                          -----------------------------
                                              BALANCE AT   CHARGED TO     CHARGED TO                        BALANCE AT
                                               BEGINNING    COSTS AND   OTHER ACCOUNTS     DEDUCTIONS --      END OF
DESCRIPTION                                    OF PERIOD    EXPENSES      -- DESCRIBE        WRITE-OFFS       PERIOD
-------------------------------------------- ------------ ------------ ----------------   ---------------- -----------
Accounts Receivable -- Allowance for
     Doubtful Accounts .....................
 Four months ended April 30, 1996 ..........    $3,373       $ (17)                            $ (246)        $3,110
Inventory -- Reserves ......................
 Four months ended April 30, 1996 ..........    $1,256       $ 104                             $ (553)        $  807

