Form 10-Q
period 1999-06-30
AMF BOWLING INC
filed 1999-08-16
CIK 1044612

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------
                                 FORM 10 - Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999
                                      or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.

At August 9, 1999, 83,597,550 shares of common stock, par value of $.01, of the Registrant were outstanding.

                                    PART I
Item 1. Financial Statements

                      AMF BOWLING, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share data)

                                                      June 30,    December 31,
                                                        1999         1998
                                                        ----         ----
                                                     (unaudited)
  Assets
  ------
Current assets:
  Cash and cash equivalents                          $    15,202  $    33,002
  Accounts and notes receivable, net of
   allowance for doubtful accounts of $7,147
   and $6,492, respectively                               88,541       82,435
  Inventories                                             65,822       64,735
  Deferred taxes and other current assets                 30,202       23,960
                                                     -----------  -----------
   Total current assets                                  199,767      204,132
Property and equipment, net                              847,125      873,985
Other assets                                             108,320      111,677
Goodwill, net                                            762,331      772,744
Investments in and advances to joint ventures             11,117       17,436
                                                     -----------  -----------
  Total assets                                       $ 1,928,660  $ 1,979,974
                                                     ===========  ===========
  Liabilities and Stockholders' Equity
  ------------------------------------
Current liabilities:
  Accounts payable                                   $    34,207  $    33,912
  Accrued expenses                                        61,258       61,809
  Income taxes payable                                     6,609        5,389
  Long-term debt, current portion                         34,250       32,375
                                                     -----------  -----------
   Total current liabilities                             136,324      133,485
Long-term debt, less current portion                   1,330,741    1,311,589
Other long-term liabilities                                4,261        5,265
                                                     -----------  -----------
  Total liabilities                                    1,471,326    1,450,339
                                                     -----------  -----------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01, 200,000,000
   shares authorized, 59,597,550 and 59,747,550
   shares issued and outstanding at June 30, 1999
   and December 31, 1998, respectively)                      596          597
  Paid-in capital                                        749,126      749,305
  Retained deficit                                      (273,724)    (200,942)
  Foreign currency translation adjustment                (18,664)     (19,325)
                                                     -----------  -----------
  Total stockholders' equity                             457,334      529,635
                                                     -----------  -----------
  Total liabilities and stockholders' equity         $ 1,928,660  $ 1,979,974
                                                     ===========  ===========




              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                      AMF BOWLING, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                    (in thousands, except per share data)

                                                                    Three Months                         Six Months
                                                                   Ended June 30,                      Ended June 30,
                                                                   --------------                      --------------
                                                              1999               1998             1999              1998
                                                              ----               ----             ----              ----
   Operating revenue                                       $ 161,095          $ 161,757        $ 363,662        $ 349,041
                                                           ---------          ---------        ---------        ---------
   Operating expenses:
    Cost of goods sold                                        37,826             46,164           77,408           85,021
    Bowling center operating expenses                         90,716             81,931          183,937          160,402
    Selling, general, and administrative expenses             15,692             16,159           30,445           33,060
    Depreciation and amortization                             32,961             30,025           66,327           56,815
                                                           ---------          ---------        ---------        ---------
    Total operating expenses                                 177,195            174,279          358,117          335,298
                                                           ---------          ---------        ---------        ---------

    Operating income (loss)                                  (16,100)           (12,522)           5,545           13,743
                                                           ---------          ---------        ---------        ---------

   Nonoperating expenses (income):
    Interest expense                                          33,430             27,631           64,403           53,605
    Other expenses, net                                        3,468              1,984            6,442            2,557
    Interest income                                             (758)              (537)          (1,453)          (1,070)
                                                           ---------          ---------        ---------        ---------
    Total nonoperating expenses                               36,140             29,078           69,392           55,092
                                                           ---------          ---------        ---------        ---------

    Loss before income taxes                                 (52,240)           (41,600)         (63,847)         (41,349)
    Provision (benefit) for income taxes                       1,665             (7,070)           3,234           (6,540)
                                                           ---------          ---------        ---------        ---------

    Net loss before equity in loss of joint ventures         (53,905)           (34,530)         (67,081)         (34,809)
    Equity in loss of joint ventures                            (178)            (1,211)          (5,701)          (1,563)
                                                           ---------          ---------        ---------        ---------

    Net loss                                               $ (54,083)         $ (35,741)        $(72,782)       $ (36,372)
                                                           =========          =========         ========        =========


    Net loss per share - basic and diluted                 $   (0.91)         $   (0.60)        $  (1.22)       $   (0.61)
                                                           =========          =========         ========        =========

    Weighted average shares outstanding                       59,598             59,715           59,600           59,688
                                                           =========          =========         ========        =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                (in thousands)

                                                                 Six Months
                                                               Ended June 30,
                                                               --------------
                                                               1999      1998
                                                               ----      ----
Cash flows from operating activities:
Net loss                                                     $ (72,782) $(36,372)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                                 66,327    56,815
  Equity in loss of joint ventures                               5,701     1,563
  Amortization of bond discount                                 23,278    14,191
  Loss on the sale of property and equipment, net                2,145       267
  Changes in assets and liabilities:
   Accounts and notes receivable, net                           (3,415)    8,923
   Inventories                                                  (1,838)  (13,908)
   Other assets                                                 (9,775)  (16,422)
   Accounts payable and accrued expenses                        (1,581)  (29,378)
   Income taxes payable                                          1,194       314
   Other long-term liabilities                                    (460)     (126)
                                                             ---------  --------
  Net cash provided by (used in) operating activities            8,794   (14,133)
                                                             ---------  --------

Cash flows from investing activities:
Acquisitions of operating units, net of cash acquired           (1,374) (152,791)
Investments in and advances to joint ventures                        -    (5,377)
Purchases of property and equipment                            (21,336)  (27,685)
Proceeds from the sale of property and equipment                   206       193
                                                             ---------  --------
  Net cash used in investing activities                        (22,504) (185,660)
                                                             ---------  --------

Cash flows from financing activities:
Proceeds from long-term debt, net of deferred financing costs   20,000   477,641
Payments on long-term debt                                     (22,250) (262,358)
Repurchase of common shares                                       (180)        -
Issuance of common shares                                            -     1,042
Payments of noncompete obligations                                (264)     (423)
                                                             ---------  --------
  Net cash (used in) provided by financing activities           (2,694)  215,902
                                                             ---------  --------
  Effect of exchange rates on cash                              (1,396)      (26)
                                                             ---------  --------
  Net (decrease) increase in cash                              (17,800)   16,083
  Cash and cash equivalents at beginning of period              33,002    35,790
                                                             ---------  --------
  Cash and cash equivalents at end of period                 $  15,202  $ 51,873
                                                             =========  ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.
                                       4

                      AMF BOWLING, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

   The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the December 31, 1998, 1997 and 1996 audited consolidated financial statements of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") presented in AMF Bowling's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the U.S. Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year.

   The Company is principally engaged in two business segments: (i) the ownership and operation of bowling centers, consisting of 418 U.S. bowling centers and 123 international bowling centers in 10 countries ("Bowling Centers"), including fifteen joint venture centers, as of June 30, 1999, and
(ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators.

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

   As of June 30, 1999, the Company has acquired 263 bowling centers and constructed two bowling centers since the Acquisition for a combined purchase price of $498.9 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement (as defined in Note 5), and issuances of AMF Bowling common stock (the "Common Stock"). See "Note 8. Acquisitions."


Note 2.  Significant Accounting Policies

Basis of Presentation

   The condensed consolidated results of operations of the Company have been presented for the three months and six months ended June 30, 1999 and 1998, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation. All dollar amounts are in thousands, except where otherwise indicated.

Goodwill

   As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 8. Acquisitions", and in accordance with the purchase method of accounting used in all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $5,133 and $10,274 for the three months and six months ended June 30, 1999, and $5,017 and $10,054 for the three months and six months ended June 30, 1998, respectively.

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Loss

   Comprehensive loss was $52,505 and $72,121 for the three months and six months ended June 30, 1999, and $39,342 and $38,574 for the three months and six months ended June 30, 1998, respectively. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

   Basic and diluted net loss per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Options to purchase shares of Common Stock are not included because their effect would be antidilutive. As a result, the basic and diluted net loss per share amounts are identical.

Recent Accounting Pronouncement

   Effective for the quarter ended March 31, 2000, the Company will be required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of this standard will have a material adverse impact on the Company's financial position or results of operations.

Note 3.   Inventories

   Inventories at June 30, 1999, and December 31, 1998, consisted of the following:

                                               June 30,   December 31,
                                                 1999         1998
                                             --------------------------
                                             (unaudited)
Bowling Products, at FIFO:
   Raw materials                                 $ 12,235     $ 11,471
   Work in progress                                 1,252        1,548
   Finished goods and spare parts                  43,534       42,980
Bowling Centers, at average cost:
   Merchandise and spare parts                      8,801        8,736
                                             --------------------------
                                                 $ 65,822     $ 64,735
                                             ==========================

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.   Property and Equipment

   Property and equipment at June 30, 1999, and December 31, 1998, consisted of the following:


                                           June 30,  December 31,
                                             1999       1998
                                          ----------------------
                                          (unaudited)
Land                                      $  132,253  $  131,906
Buildings and improvements                   364,264     362,297
Equipment, furniture and fixtures            566,957     553,203
Other                                         10,358       7,476
                                          ----------   ---------
                                           1,073,832   1,054,882
Less: accumulated depreciation and
  amortization                              (226,707)   (180,897)
                                          ----------   ---------
                                          $  847,125  $  873,985
                                          ==========  ==========



   Depreciation and amortization expense related to property and equipment was $24,791 and $48,698 for the three months and six months ended June 30, 1999, and $21,976 and $42,495 for the three months and six months ended June 30, 1998, respectively.

Note 5. Long-Term Debt and Recapitalization Plan

   Long-term debt at June 30, 1999, and December 31, 1998, consisted of the following:

                                                June 30,         December 31,
                                                  1999              1998
                                                ----------       ----------
                                                (unaudited)
Bank debt                                       $  579,627       $  581,877
Subsidiary senior subordinated notes               250,000          250,000
Subsidiary senior subordinated discount notes      226,156          213,226
Zero coupon convertible debentures                 307,217          296,873
Mortgage and equipment note                          1,991            1,988
                                                ----------       ----------
  Total debt                                     1,364,991        1,343,964
Current maturities                                 (34,250)         (32,375)
                                                ----------       ----------
  Total long-term debt                          $1,330,741       $1,311,589
                                                ==========       ==========


   The Company's bank debt (the "Senior Debt") was incurred pursuant to Bowling Worldwide's credit agreement, dated as of May 1, 1996, which was amended and restated, as of November 3, 1997, in connection with AMF Bowling's initial public offering (the "Initial Public Offering") of Common Stock in November 1997 and which has since been amended (the "Credit Agreement"). The Credit Agreement provides for (i) three senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) the Bank Facility which provides for borrowings up to $355.0 million on a revolving basis. At June 30, 1999, amounts outstanding under the Term Facilities and Bank Facility were $403.6 million and $176.0 million, respectively.

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The Credit Agreement contains certain financial covenants, as well as affirmative and negative covenants, constraining Bowling Worldwide. In 1998, the Company entered into Amendment No. 1 and Waiver to the Credit Agreement that amended certain and waived certain financial covenants of the Credit Agreement and imposed certain restrictions on the Company's operations through December 31, 1999. In addition, for 1999, borrowings to finance acquisitions were substantially restricted and limits were placed on the Company's ability to make capital expenditures, investments and acquisitions.

   In connection with the Company's recapitalization plan discussed below, the lenders under the Credit Agreement approved Amendment No. 2 and Waiver to the Credit Agreement (as amended by Amendment No. 1 and Waiver) and entered into the Fourth Amended and Restated Credit Agreement. The key provisions of the Fourth Amended and Restated Credit Agreement (i) waive mandatory prepayment provisions previously existing under the Credit Agreement to allow for the Company's recapitalization plan, (ii) require AMF Bowling to contribute as equity $30.0 million to Bowling Worldwide to repay amounts borrowed under the Bank Facility and consider such prepayment as pre-funding of new bowling center acquisitions,
(iii) allow the Company to resume acquisitions so long as the aggregate purchase price satisfies certain financial tests and Bowling Worldwide maintains minimum availability under the Bank Facility of $65.0 million through 2000 and $40.0 million through 2001, (iv) allow AMF Bowling to cure through equity contribution to Bowling Worldwide shortfalls in minimum EBITDA requirements under the Credit Agreement up to an aggregate of $10.0 million during any four consecutive quarters through June 30, 2000, (v) modify or waive certain financial covenants and (vi) allow Bowling Worldwide to exclude from covenant EBITDA calculations certain restructuring and other special charges.

   The Company is in compliance with the amended covenants as of June 30, 1999 and believes that it will be in compliance throughout the remainder of 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. Failure by the Company to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

Recapitalization Plan

   As part of a recapitalization plan and in addition to the Amendment and Waiver, AMF Bowling completed on July 28, 1999 a rights offering and a tender offer for a portion of its outstanding zero coupon convertible debentures due 2018 (the "Debentures") at a discount.

   In the rights offering, AMF Bowling raised $120.0 million in equity capital and issued 24.0 million additional shares of Common Stock at the subscription price of $5.00 per share. As a result of the rights offering, AMF Bowling has 83,597,550 shares of common stock outstanding as of July 28, 1999.

   AMF Bowling purchased $514,286,000 in aggregate principal amount at maturity of the Debentures in the tender offer at a price of $140 per $1,000 principal amount at maturity. As a result of consummation of the tender offer, $610,714,000 in aggregate principal amount at maturity of Debentures remain outstanding. The Company will record in the third quarter of 1999 an extraordinary gain of approximately $68.7 million representing the difference between the accreted value of the Debentures purchased and the purchase price.

   The proceeds of the rights offering were used, in part, to pay for Debentures purchased by AMF Bowling in the tender offer. AMF Bowling contributed $30.0 million of the proceeds of the rights offering as equity to Bowling Worldwide to repay amounts borrowed under the Bank Facility. The prepayment amount was considered prefunding of future bowling center acquisitions. AMF Bowling will use the remainder of the proceeds to pay expenses of the rights offering and the tender offer and for general corporate purposes. On a pro forma basis reflecting the recapitalization plan, total debt would be reduced to $1,194.6 million as of June 30, 1999.

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

Note 7.  Employee Benefit Plans

Chief Executive Stock Option

   On April 28, 1999, the Company granted to Roland Smith a nonqualified stock option (the "Smith Option") to purchase one million (1,000,000) shares of Common Stock at an exercise price of $5.2813 per share of Common Stock in connection with Mr. Smith's employment as president and chief executive officer of the Company. The exercise price of the Smith Option was equal to the fair market value of the Common Stock on the date the Smith Option was granted. The Smith Option was not granted pursuant to either the 1996 Plan or the 1998 Plan. However, the Smith Option is subject to the terms of the 1998 Plan and such terms are incorporated into the option agreement. The Smith Option will vest and become exercisable in 20% increments beginning on the date of grant and on each of the next four anniversaries thereof, and becomes vested and fully exercisable upon a Change of Control (as defined in the 1998 Plan).

Note 8.   Acquisitions

   From May 1, 1996 through December 31, 1998, AMF Bowling Centers, a direct subsidiary of Bowling Worldwide, purchased an aggregate of 262 bowling centers from various unrelated sellers. From January 1, 1999 through June 30, 1999, the Company acquired one center in the United States. The combined net purchase price for all acquisitions was approximately $498.9 million, and was funded with approximately $76.6 million from the sale of equity by AMF Bowling, $421.1 million from available borrowing under Bowling Worldwide's then existing Acquisition Facility and current Bank Facility, and with $1.2 million from the issuance of Common Stock.

   As a result of these acquisitions, and after giving effect to the construction of two new U.S. centers, the closing of 21 U.S. centers and two international centers and the sale of a center in Switzerland since the Acquisition, the Company owned and operated 418 U.S. bowling centers and 123 international bowling centers as of June 30, 1999. As of July 31, 1999, the Company had no commitments regarding the acquisition of additional bowling centers.

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9.  Business Segments

   The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended June 30, 1999 and 1998, respectively, is presented below (in millions):



                                                                     Three Months Ended June 30, 1999
                                             ---------------------------------------------------------------------------------------

                                                 Bowling Centers              Bowling Products
                                            ------------------------------------------------------
                                                      Inter-    Sub-              Inter-     Sub-                 Elim-
                                             U.S.    national   total     U.S.   national   total   Corporate    inations    Total
                                             ----    --------   -----     ----   --------   -----   ---------    --------    -----

Revenue from unaffiliated customers        $ 97.8     $ 31.5  $  129.3   $ 14.8   $17.0    $ 31.8     $   -      $   -     $  161.1
Intersegment sales                              -          -         -      6.3     0.8       7.1         -       (7.1)           -
Operating income (loss)                      (6.8)       2.8      (4.0)    (4.1)   (1.7)     (5.8)     (6.6)       0.3        (16.1)
Identifiable assets                         853.8      334.4   1,188.2    642.5    72.9     715.4      22.3        2.8      1,928.7
Depreciation and amortization                20.8        6.2      27.0      5.5     0.3       5.8       0.6       (0.4)        33.0
Capital expenditures                         13.7        1.5      15.2      1.4       -       1.4         -          -         16.6
Research and development expense                -          -         -        -       -         -         -          -            -



                                                                     Three Months Ended June 30, 1998
                                            ----------------------------------------------------------------------------------------

                                                Bowling Centers              Bowling Products
                                            ------------------------------------------------------
                                                      Inter-    Sub-              Inter-     Sub-                 Elim-
                                             U.S.    national   total     U.S.   national   total   Corporate    inations    Total
Revenue from unaffiliated customers (a)     $86.5      $29.1   $ 115.6  $ 23.2    $23.0    $ 46.2     $   -       $  -      $ 161.8
Intersegment sales                              -          -         -     3.9      1.5       5.4         -       (5.4)           -
Operating income (loss) (b)                  (9.4)       3.3      (6.1)    0.2     (2.0)     (1.8)     (4.8)       0.1        (12.6)
Identifiable assets                         897.3      352.1   1,249.4   637.1     71.3     708.4      46.7        1.9      2,006.4
Depreciation and amortization                19.5        4.9      24.4     5.2      0.4       5.6       0.4       (0.3)        30.1
Capital expenditures                         10.6        3.2      13.8     2.0      0.2       2.2       0.1          -         16.1
Research and development expense                -          -         -       -        -         -         -          -            -




 (a) To provide comparability to 1999 results, $0.4 million of 1998 U.S. Bowling Centers food and beverage discounts has been reclassified from operating expense to revenue.
 (b) To provide comparability to 1999 results, $1.8 million of selling, general and administrative expenses have been reclassified from corporate to U.S. Bowling Centers expense.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Information concerning operations in these businesses for the six months ended June 30, 1999 and 1998, respectively, is presented below (in millions):

                                                                     Six Months Ended June 30, 1999
                                            ----------------------------------------------------------------------------------------
                                                   Bowling Centers              Bowling Products
                                            -------------------------------------------------------
                                                      Inter-    Sub-              Inter-     Sub-                 Elim-
                                             U.S.    national   total     U.S.   national   total   Corporate    inations    Total
                                             ---     --------   -----     ----   --------   -----   ---------    --------    -----
Revenue from unaffiliated customers        $238.7    $ 63.2   $ 301.9    $28.2    $ 33.6   $ 61.8     $    -      $   -     $ 363.7
Intersegment sales                              -         -         -      7.4       1.7      9.1          -       (9.1)          -
Operating income (loss)                      22.9       6.5      29.4     (7.3)     (5.0)   (12.3)     (12.3)       0.7         5.5
Identifiable assets                         853.8     334.4   1,188.2    642.5      72.9    715.4       22.3        2.8     1,928.7
Depreciation and amortization                42.4      11.7      54.1     11.0       0.7     11.7        1.4       (0.8)       66.4
Capital expenditures                         15.7       2.6      18.3      2.8       0.2      3.0          -          -        21.3
Research and development expense                -         -         -      0.1         -      0.1          -          -         0.1



                                                                     Six Months Ended June 30, 1998
                                             ---------------------------------------------------------------------------------------
                                                   Bowling Centers              Bowling Products
                                             ------------------------------------------------------
                                                      Inter-    Sub-              Inter-     Sub-                 Elim-
                                             U.S.    national   total     U.S.   national   total   Corporate    inations    Total
                                             ----    --------   -----     ----   --------   -----   ---------    --------    -----
Revenue from unaffiliated customers (a)     $211.5   $ 54.3   $ 265.8    $36.8    $ 46.5   $ 83.3    $    -       $    -    $  349.1
Intersegment sales                               -        -         -      7.6       1.8      9.4         -         (9.4)          -
Operating income (loss) (b)                   23.2      5.6      28.8     (3.7)     (3.4)    (7.1)     (8.8)         0.8        13.7
Identifiable assets                          897.3    352.1   1,249.4    637.1      71.3    708.4      46.7          1.9     2,006.4
Depreciation and amortization                 36.9      9.4      46.3     10.3       0.7     11.0       0.6         (1.0)       56.9
Capital expenditures                          17.6      4.1      21.7      5.2       0.7      5.9       0.1            -        27.7
Research and development expense                 -        -         -      0.2         -      0.2         -            -         0.2


 (a)To provide comparability to 1999 results, $0.7 million of 1998 U.S. Bowling Centers food and beverage discounts has been reclassified from operating expense to revenue.
 (b)To provide comparability to 1999 results, $1.8 million of selling, general and administrative expenses have been reclassified from corporate to U.S. Bowling Centers expense.




Note 10.  Condensed Consolidating Financial Statements

   The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet as of June 30, 1999, and condensed consolidating statements of income and cash flows for the six months ended June 30, 1999 and (ii) elimination entries necessary to combine the entities comprising the Company.

   Bowling Worldwide's subsidiary senior subordinated notes and subsidiary senior subordinated discount notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and the first and second-tier subsidiaries of Bowling Worldwide. AMF Bowling and the third-tier and lower-tier subsidiaries of Bowling Worldwide have not provided guarantees of such indebtedness.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 1999
                                   (unaudited)
                                 (in thousands)



                                                                        Non-
                                                       Guarantor      Guarantor
                                                       Companies      Companies   Eliminations   Consolidated
                                                       ---------      ---------   ------------   ------------
Assets
------
Current Assets:
 Cash and cash equivalents                             $ 14,400        $ 802            $ -       $ 15,202
 Accounts and notes receivable, net
   of allowance for doubtful accounts                    88,123          418              -         88,541
 Accounts receivable - intercompany                       6,754       13,544        (20,298)             -
 Inventories                                             64,767        1,055              -         65,822
 Deferred taxes and other current assets                 22,284        7,918              -         30,202
                                                 ---------------  -----------     ----------    -----------
  Total current assets                                  196,328       23,737        (20,298)       199,767
 Notes receivable - intercompany                         41,516       11,362        (52,878)             -
 Property and equipment, net                            773,347       72,538          1,240        847,125
 Investment in subsidiaries                              19,489      728,670       (748,159)             -
 Goodwill and other assets                              859,574       22,194              -        881,768
                                                 --------------  ------------     -----------   -----------
  Total assets                                      $ 1,890,254     $858,501     $ (820,095)   $ 1,928,660
                                                 =============== ============     ===========   ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Accounts payable                                   $    28,464     $  5,743     $        -    $    34,207
 Accounts payable - intercompany                          9,204       11,094        (20,298)             -
 Accrued expenses                                        53,356        7,902              -         61,258
 Income taxes payable                                     1,375        5,234              -          6,609
 Long-term debt, current portion                         34,250            -              -         34,250
                                                 --------------- ------------     -----------    ----------
  Total current liabilities                             126,649       29,973        (20,298)       136,324
 Long-term debt, less current portion                 1,006,521      324,220              -      1,330,741
 Notes payable - intercompany                             5,663       47,215        (52,878)             -
 Other long-term liabilities                              3,262          999              -          4,261
                                                 --------------- ------------     -----------    ----------
  Total liabilities                                   1,142,095      402,407        (73,176)     1,471,326
                                                 --------------- ------------     -----------    ----------

Commitments and contingencies
Stockholders' equity:
 Common stock                                                 -          596              -            596
 Paid-in capital                                      1,007,172      747,122     (1,005,168)       749,126
 Retained deficit                                      (240,349)    (272,960)       239,585       (273,724)
 Foreign currency translation adjustment                (18,664)     (18,664)        18,664        (18,664)
                                                 --------------- ------------     ------------   -----------
  Total stockholders' equity                            748,159      456,094       (746,919)       457,334
                                                 --------------- ------------     ------------   -----------

  Total liabilities and stockholders' equity        $ 1,890,254     $858,501     $ (820,095)   $ 1,928,660
                                                 =============== ============     ============   ===========


                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1999
                                   (unaudited)
                                 (in thousands)

                                                                      Non-
                                                     Guarantor      Guarantor
                                                     Companies      Companies    Eliminations    Consolidated
                                                     ---------      ---------    ------------    ------------
Operating revenue                                    $ 332,556     $  31,308       $   (202)      $ 363,662
                                                 ---------------- -------------  -------------   -------------

Operating expenses:
   Cost of goods sold                                   74,096         3,447           (135)         77,408
   Bowling center operating expenses                   167,286        16,718            (67)        183,937
   Selling, general, and administrative expenses        24,767         5,678              -          30,445
   Depreciation and amortization                        61,989         4,398            (60)         66,327
                                                 ---------------- ------------- --------------  --------------
    Total operating expenses                           328,138        30,241           (262)        358,117
                                                 ---------------- ------------- --------------  --------------

Operating income                                         4,418         1,067             60           5,545
                                                 ---------------- ------------- --------------  --------------

Nonoperating expenses (income):
   Interest expense                                     53,426        10,977              -          64,403
   Other expenses, net                                   4,675         1,767              -           6,442
   Interest income                                      (1,042)         (411)             -          (1,453)
   Equity in loss (income) of subsidiaries                (565)       59,206        (58,641)              -
                                                  ---------------- ------------- --------------  --------------
Total nonoperating expenses                             56,494        71,539        (58,641)         69,392
                                                  ---------------- ------------- --------------  --------------

Loss before income taxes                               (52,076)      (70,472)        58,701         (63,847)
Provision for income taxes                                 854         2,380              -           3,234
                                                  ---------------- ------------- --------------  --------------

Net loss before equity in loss of
    joint ventures                                     (52,930)      (72,852)        58,701         (67,081)
Equity in loss of joint ventures                        (5,701)            -              -          (5,701)
                                                  ---------------- ------------- --------------  --------------
Net loss                                             $ (58,631)    $ (72,852)      $ 58,701       $ (72,782)
                                                  ================ ============= ==============  ==============


                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1999
                                   (unaudited)
                                 (in thousands)


                                                                                   Non-
                                                                   Guarantor     Guarantor
                                                                   Companies     Companies    Eliminations   Consolidated
                                                                   ---------     ---------    ------------   ------------
Cash flows from operating activities:
 Net loss                                                         $ (58,631)    $ (72,852)      $  58,701       $ (72,782)
 Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                     61,989         4,398             (60)         66,327
   Equity in loss of joint ventures                                   5,701             -               -           5,701
   Amortization of bond discount                                     12,934        10,344               -          23,278
   Equity in earnings of subsidiaries                                  (565)       59,206         (58,641)              -
   Loss on the sale of property and equipment, net                    2,145             -               -           2,145
   Changes in assets and liabilities:
    Accounts and notes receivable                                    (3,397)          (18)              -          (3,415)
    Receivables and payables - affiliates                             7,771        (7,771)              -               -
    Inventories                                                      (1,763)          (75)              -          (1,838)
    Other assets                                                    (10,560)          785               -          (9,775)
    Accounts payable and accrued expenses                            (1,412)         (169)              -          (1,581)
    Income taxes payable                                               (256)        1,450               -           1,194
    Other long-term liabilities                                        (460)            -               -            (460)
                                                                  ------------  ------------  -------------- ---------------
  Net cash provided by (used in) operating activities                13,496        (4,702)              -           8,794
                                                                  ------------  ------------  -------------- ---------------
Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired               (1,374)            -               -          (1,374)
 Investment in subsidiary                                                 -        (3,911)          3,911               -
 Investments in and advances to joint ventures                            -             -               -               -
 Purchases of property and equipment                                (20,114)       (1,222)              -         (21,336)
 Proceeds from sale of property and equipment                           206             -               -             206
                                                                  ------------  ------------  -------------- ---------------
  Net cash used in investing activities                             (21,282)       (5,133)          3,911         (22,504)
                                                                  ------------  ------------  -------------- ---------------

Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs       20,000             -                          20,000
 Payments on long-term debt                                         (22,250)            -               -         (22,250)
 Issuance of shares                                                       -             -               -               -
 Repurchase shares                                                                   (180)                           (180)
 Capital contribution from parent                                     3,911                        (3,911)              -
 Noncompete obligations                                                (264)            -               -            (264)
                                                                  ------------  ------------  -------------- ---------------
  Net cash provided by (used in) financing activities                 1,397          (180)         (3,911)         (2,694)
                                                                  ------------  ------------  -------------- ---------------
  Effect of exchange rates on cash                                      946        (2,342)              -          (1,396)
                                                                  ------------  ------------  -------------- ---------------
  Net (decrease) increase in cash                                    (5,443)      (12,357)              -         (17,800)
  Cash and cash equivalents at beginning of period                   19,843        13,159               -          33,002
                                                                  ------------  ------------  -------------- ---------------
  Cash and cash equivalents at end of period                      $  14,400     $     802       $       -       $  15,202
                                                                  ============  ============  ============== ===============

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Commission are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling, Inc. ("AMF Bowling" or "AMF") and its subsidiaries (collectively, the "Company"), including but not limited to any statements contained in this report concerning: (i) the expected results of AMF Bowling's recapitalization plan and related activities and charges, (ii) the expected success of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (iii) the ability of the Company's new management to execute its strategies, (iv) the success of the recent management reorganization of the Company's bowling centers and bowling products businesses,
(v) the ability to increase the pace of the Company's bowling center acquisition program, (vi) the expected success of changes contemplated in the Company's bowling products business, (vii) the Company's expectations concerning the Asia Pacific region and the joint distribution and related arrangements with Shanghai Zhonglu Industrial Corporation ("Zhonglu"), (viii) the success of the Company's employee incentive efforts, (ix) the outcome of existing or potential litigation, (x) the timing or amount of any changes in the interest expense of the Company's indebtedness, (xi) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (xii) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (xiii) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," estimates," "should," "may" or similar expressions and (xiv) other statements contained in this report regarding matters that are not historical facts.

   These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by AMF Bowling that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability, and the ability of its new management team, to carry out the Company's long-term business strategies, including increasing the pace of the Company's acquisition program, (ii) the Company's ability to integrate acquired operations into its business, (iii) the Company's ability to identify and develop new bowling markets to assist its growth, (iv) the continuation of adverse financial results and substantial competition in the company's bowling products business, (v) the Company's ability to retain and attract experienced bowling center management,
(vi) the continuation or worsening of economic difficulties in overseas markets, including the Asia Pacific region, (vii) the risk of adverse political acts or developments in the Company's existing and proposed international markets,
(viii) the fluctuations in foreign currency exchange rates affecting the Company's translation of operating results, (ix) continued or increased competition, (x) the popularity of bowling, (xi) the decline in general economic conditions, (xii) the status or effectiveness of the Company's Year 2000 efforts, (xiii) adverse judgments in pending or future litigation, (xiv) the Company's ability to effectively implement the joint distribution and related arrangements with Zhonglu and (xv) changes in interest and exchange rates.

   The foregoing review of important factors should not be construed as exhaustive and should read in conjunction with other cautionary statements that are included elsewhere in this report. AMF Bowling undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Background

   This discussion should be read in conjunction with the information contained under "Selected Financial Data" and AMF Bowling's Condensed Consolidated Financial Statements (unaudited) included elsewhere herein.

   The financial information presented below includes the Company's operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, and other net income or net expenses. EBITDA information is included because the Company understands that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with U.S. generally accepted accounting principles.

General

   The Company principally operates in two business segments in the United States and international markets: (i) the ownership and operation of 418 U.S. bowling centers and 123 international bowling centers ("Bowling Centers"), including 15 joint venture centers operated with third parties, as of June 30, 1999; and (ii) the manufacture and sale of bowling equipment and bowling products ("Bowling Products").

   To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

   The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first six months of 1999 versus 1998 reflect the inclusion of 18 centers acquired and one center constructed and the closing of 11 centers since June 30, 1998.

Current Developments

Recapitalization Plan Completed

   As part of a recapitalization plan, AMF Bowling completed a rights offering and a tender offer for a portion of its outstanding zero coupon convertible debentures due 2018 (the "Debentures"), and the lenders under AMF Bowling Worldwide, Inc.'s third amended and restated credit agreement dated November 3, 1997, as amended (the "Credit Agreement") amended the Credit Agreement to enable the Company to resume its bowling center acquisition program and provide greater financial flexibility under the covenants contained in the Credit Agreement.

   In the rights offering, AMF Bowling raised $120.0 million in equity capital and issued 24.0 million additional shares of common stock at the subscription price of $5.00 per share. As a result of the rights offering, the Company has 83,597,550 shares of Common Stock outstanding as of July 28, 1999. The Company purchased $514,286,000 in aggregate principal amount at maturity of the Debentures in the tender offer at a price of $140 per $1000 principal amount at maturity, and $72.0 million of the proceeds of the rights offering were used to fund this purchase. On a pro forma basis reflecting the recapitalization plan, total debt would be reduced to $1,194.6 million as of June 30, 1999.

   See "Note 5. Long-Term Debt and Recapitalization Plan" in the Notes to Condensed Consolidated Financial Statements for a discussion of the rights offering, tender offer, and amendment to the Credit Agreement.

New Distribution Arrangement

   On June 13, 1999, AMF Bowling Products, Inc. ("AMF Bowling Products") signed joint distribution agreements, a trademark license agreement and an option agreement with Zhonglu. Under the distribution agreements, the Company will add to its product mix and exclusively distribute certain Zhonglu products and parts outside of China and Zhonglu will add to its product mix and exclusively distribute AMF products and parts inside of China. With this distribution arrangement, the Company will close all but one of its company-owned offices in China and will be exclusively represented in China by Zhonglu. Additionally, AMF will have an option under certain circumstances to acquire Zhonglu's bowling products business during the three-year term of the agreements.

Acquisition

   From January 1, 1999 through June 30, 1999, the Company acquired one bowling center in the United States.

                                AMF BOWLING, INC.
                             Selected Financial Data
                                   (unaudited)
                            (in millions of dollars)


                                                                 Three Months                    Six Months
                                                                 Ended June 30,                Ended June 30,
                                                              -------------------            ------------------
                                                              1999           1998            1999          1998
                                                              ----           ----            ----          ----
Bowling Centers (before intersegment eliminations)
---------------
Operating revenue (a)                                       $ 129.3        $ 115.6        $ 301.9       $ 265.8
                                                            -------        -------        -------       -------
Cost of goods sold                                             13.7           12.5           30.6          25.9
Bowling center operating expenses (b)                          90.9           83.2          184.4         161.7
Selling, general, and administrative expenses                   1.7            1.6            3.4           3.1
Depreciation and amortization                                  27.0           24.4           54.1          46.3
                                                            -------        -------        -------       -------
Operating income (loss) (b)                                 $  (4.0)       $  (6.1)       $  29.4       $  28.8
                                                            =======        =======        =======       =======

Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                           $  38.9        $  51.6        $  70.9       $  92.7
Cost of goods sold                                             30.9           37.8           55.3          67.1
                                                            -------        -------        -------       -------
Gross profit                                                    8.0           13.8           15.6          25.6
Selling, general, and administrative expenses                   8.0           10.0           16.2          21.7
Depreciation and amortization                                   5.8            5.6           11.7          11.0
                                                            -------        -------        -------       -------
Operating loss                                              $  (5.8)       $  (1.8)       $ (12.3)      $  (7.1)
                                                            =======        =======        =======       =======

Consolidated
------------
Operating revenue (a)                                       $ 161.1        $ 161.8        $ 363.7       $ 349.1
                                                            -------        -------        -------       -------
Cost of goods sold                                             37.8           46.1           77.4          85.0
Bowling center operating expenses (b)                          90.7           82.0          183.9         160.4
Selling, general, and administrative expenses (b)              15.7           16.2           30.5          33.1
Depreciation and amortization                                  33.0           30.1           66.4          56.9
                                                            -------        -------        -------       -------
Operating income (loss)                                       (16.1)         (12.6)           5.5          13.7
Interest expense, gross                                        33.4           27.6           64.4          53.6
Other expense, net                                              2.7            1.3            5.0           1.4
                                                            -------        -------        -------       -------
Loss before income taxes                                      (52.2)         (41.5)         (63.9)        (41.3)
Provision (benefit) for income taxes                            1.7           (7.0)           3.2          (6.5)
                                                            -------        -------        -------       -------
Net loss before equity in loss of  joint ventures             (53.9)         (34.5)         (67.1)        (34.8)
Equity in loss of joint ventures                               (0.2)          (1.3)          (5.7)         (1.6)
                                                            -------        -------        -------       -------
Net loss                                                    $ (54.1)       $ (35.8)       $ (72.8)      $ (36.4)
                                                            =======        =======        =======       =======

Selected Data:
-------------
   EBITDA
     Bowling Centers                                        $  23.0        $  18.3        $  83.5       $  75.1
     Bowling Products                                       $   0.0        $   3.8        $  (0.6)      $   3.9

   EBITDA margin
     Bowling Centers                                           17.8%          15.8%          27.7%         28.3%
     Bowling Products                                           0.0%           7.4%          -0.8%          4.2%

------------------
         (a) To provide comparability to 1999 results, $0.4 million and $0.7 million for the three months and six months ended June 30, 1998, respectively,of U.S. Bowling Centers food and beverage discounts has been reclassified from operating expense to revenue.
         (b)  To provide comparability to 1999 results, $1.8 million for the three months and six months ended June 30, 1998 of selling, general and administrative expenses have been reclassified from corporate to U.S. Bowling Centers expense.

Bowling Centers

   The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. Bowling Centers derives its revenue and cash flows from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the six months ended June 30, 1999, bowling, food and beverage and other revenue represented 58.8%, 27.2% and 14.0% of total Bowling Centers revenue, respectively. For the six months ended June 30, 1998, bowling, food and beverage and other revenue represented 59.5%, 26.9% and 13.6% of total Bowling Centers revenue, respectively.


Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

   Bowling Centers operating revenue increased $13.7 million, or 11.9%. An increase of $11.1 million is attributable to new centers, of which $8.8 million is from U.S. centers and $2.3 million is from international centers. Eighteen new centers were acquired and one new center was constructed between July 1, 1998 and June 30, 1999. Constant centers operating revenue increased $3.8 million, or 3.8%. U.S. constant centers operating revenue increased $3.4 million, or 4.5%, primarily as a result of increases in open play revenue, food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $0.4 million, or 1.7%. A decrease of $1.2 million in total operating revenue was attributable to 11 centers that were closed since June 30, 1998.

   Cost of goods sold increased $1.2 million, or 9.6%. Of the total increase in cost of goods sold, $1.4 million is attributable to the new centers. Constant centers cost of goods sold decreased $0.1 million, or 0.1%. A decrease of $0.1 million was attributable to closed centers.

   Operating expenses increased $7.7 million, or 9.3%. An increase of $6.9 million was attributable to the increase in the number of centers and an increase of $2.4 million was primarily attributable to constant centers. A decrease of $1.2 million was attributable to closed centers and a decrease of $0.4 million was attributable to lower regional and district operations expenses. As a percentage of its revenue, Bowling Centers operating expenses were 70.3% for the second quarter of 1999 compared to 72.0% for the second quarter of 1998. The 1.7% decrease was primarily attributable to lower expenses resulting from certain cost management initiatives which reduced operating expenses as a percentage of revenue. Generally, Bowling Centers operating expenses are a higher percentage of revenue in the second and third quarters as compared to the first and fourth quarters in which league play is significantly greater than in the second and third quarters.

   Selling, general and administrative expenses increased $0.1 million, or 6.2%, due to an increase in costs associated with growth experienced in Australia and the United Kingdom.

   EBITDA increased $4.7 million, or 25.7%. The increase is primarily attributable to contributions by new and constant centers. EBITDA margin for the second quarter of 1999 was 17.8% compared to 15.8% for the second quarter of 1998. The higher EBITDA margin in 1999 was attributable to the increases in revenue which resulted in part from AMF's marketing and operating initiatives to improve customer traffic and certain cost management initiatives which reduced cost of sales and operating expenses as a percentage of revenue.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

   Bowling Centers operating revenue increased $36.1 million, or 13.6%. An increase of $36.7 million is attributable to new centers, of which $27.4 million is from U.S. centers and $9.3 million is from international centers. Eighteen new centers were acquired and one new center was constructed between July 1, 1998 and June 30, 1999. Constant centers operating revenue increased $2.3 million, or 1.0%. U.S. constant centers operating revenue increased $2.2 million, or 1.1%, primarily as a result of increases in open play revenue, food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $0.1 million, or 0.2%. A decrease of $2.8 million in total operating revenue was attributable to 11 centers that were closed since June 30, 1998.

   Cost of goods sold increased $4.7 million, or 18.1%. Of the total increase in cost of goods sold, $4.3 million is attributable to the new centers. Constant centers cost of goods sold increased $0.7 million, or 3.0%, as a result of higher food costs. A decrease of $0.3 million is attributable to closed centers.

   Operating expenses increased $22.7 million, or 14.0%. An increase of $20.8 million was attributable to the increase in the number of centers and an increase of $5.3 million was primarily attributable to constant centers. A decrease of $2.4 million was attributable to closed centers and a decrease of $1.0 million was attributable to lower regional and district operations expenses. As a percentage of its revenue, Bowling Centers operating expenses were 61.1% for the first six months of 1999 compared to 60.8% for the first six months of 1998, an increase of 0.3% primarily attributable to higher expenses related to maintenance and supplies, advertising and payroll experienced in the first quarter of 1999.

   Selling, general and administrative expenses increased $0.3 million, or 9.7%, due to an increase in costs associated with growth experienced in Australia and the United Kingdom.

   EBITDA increased $8.4 million, or 11.2%. The EBITDA contribution of new centers was partially offset by the increased expenses discussed above. EBITDA margin for the first six months of 1999 was 27.7% compared to 28.3% for the first six months of 1998.

Bowling Products

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

   Bowling Products operating revenue decreased $12.7 million, or 24.6%. Revenue from sales of New Center Packages ("NCPs" which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) decreased $13.4 million, or 60.6%, and Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue increased $0.7 million, or 2.4%. Operating results have been and continue to be adversely impacted by economic difficulties in certain markets of the Asia Pacific region and increased competition thereby reducing the level of shipments for NCPs. The strong U.S. dollar also unfavorably affected pricing and financial statement translation. During the second quarter of 1999, Bowling Products recorded NCP shipments of 153 units compared to shipments of 659 units for the second quarter of 1998.

   Gross profit decreased $5.8 million, or 42.0%, primarily as a result of the decreased levels of NCP shipments, lower pricing and unabsorbed fixed overhead resulting from low production levels.

   Selling, general and administrative expenses decreased $2.0 million, or 20.0%, primarily as a result of an ongoing cost reduction program in which the Bowling Products organization has been streamlined to reduce expenses. Such cost reduction has served to partially offset the impact of lower sales volume and unit pricing on EBITDA.

   EBITDA decreased from $3.8 million in the second quarter of 1998 to zero in the second quarter of 1999, and the EBITDA margin decreased from 7.4% in the second quarter of 1998 to zero in the second quarter of 1999 primarily as a result of lower revenue and gross profit which exceeded the effect of savings achieved through cost reductions.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

   Bowling Products operating revenue decreased $21.8 million, or 23.5%. Revenue from sales of NCPs decreased $22.1 million, or 55.5%, and Modernization and Consumer Products revenue increased $0.3 million, or 0.5%. Operating results have been adversely impacted by economic difficulties and increased competition in certain markets of the Asia Pacific region which have reduced the level of shipments for NCPs and Modernization and Consumer Products. The strong U.S. dollar also unfavorably affected pricing and financial statement translation. During the first six months of 1999, Bowling Products recorded NCP shipments of 422 units compared to shipments of 1,163 units for the first six months of 1998.

   Gross profit decreased $10.0 million, or 39.1%, primarily as a result of the decreased levels of NCP shipments, lower pricing and unabsorbed fixed overhead resulting from low production levels.

Selling, general and administrative expenses decreased $5.5 million, or 25.3%, primarily as a result of an ongoing cost reduction program in which the Bowling Products organization has been streamlined in order to reduce expenses. Such cost reduction has served to partially offset the impact of lower sales volume and unit pricing on EBITDA.

   Bowling Products EBITDA decreased from $3.9 million in the first six months of 1998 to $(0.6) million in the first six months of 1999, and the Bowling Products EBITDA margin decreased from 4.2% in the first six months of 1998 to (0.8)% in the first six months of 1999 primarily as a result of lower revenue and gross profit which exceeded the effect of savings achieved through cost reductions.

Consolidated

Depreciation and Amortization

   Depreciation and amortization increased $2.9 million, or 9.6%, in the second quarter of 1999, and $9.5 million, or 16.7%, in the six months ended June 30, 1999 compared to the comparable periods in 1998. The increase was attributable to depreciation of property and equipment of centers acquired since June 30, 1998, amortization of the excess of the Company's investment over its equity in its Brazilian joint venture's net assets, and incremental depreciation expense incurred as a result of capital expenditures.

Interest Expense

   Gross interest expense increased $5.8 million, or 21.0%, in the second quarter of 1999, and $10.8 million, or 20.1%, in the six months ended June 30, 1999 compared to the comparable periods in 1998 primarily due to interest incurred on the Debentures. In addition, $1.8 million of deferred finance costs associated with a prior amendment to the Credit Agreement was expensed in the second quarter of 1999. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt and the Debentures. Non-cash bond interest amortization totaled $11.9 million and $23.3 million for the quarter and six months ended June 30, 1999, respectively, compared to $8.4 million and $14.2 million for the quarter and six months ended June 30, 1998, respectively.

Income Taxes

   As of December 31, 1998, the Company had net operating losses of approximately $194.5 million and foreign tax credits of $19.7 million that will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve, as of June 30, 1999, for $45.6 million related to net operating losses and foreign tax credits that the Company may not utilize prior to their expirations. As a result, the tax provision recorded for the six months ended June 30, 1999 will only reflect international taxes.

Net Loss

   Net losses in the second quarter and six months ended June 30, 1999 totaled $54.1 million and $72.8 million, respectively, compared to net losses of $35.8 million and $36.4 million in the second quarter and six months ended June 30, 1998, respectively. The increased loss of $18.3 million in the second quarter was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation and interest expenses. The increased loss of $36.4 million in the first six months of 1999 was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the increase in depreciation and interest expenses. The Company recorded $0.2 million and $5.7 million in equity in loss of joint ventures in the second quarter and six months ended June 30, 1999, respectively, compared to equity in loss of joint ventures of $1.3 million and $1.6 million in the second quarter and six months ended June 30, 1998. Additionally, the Company has not recorded a tax benefit in the second quarter and six months ended June 30, 1999 (see "--Income Taxes").

Liquidity

   The Company's primary source of liquidity is cash provided by operations and funds available under credit facilities, as described below. Working capital on June 30, 1999 was $63.4 million compared to $70.6 million as of December 31, 1998, a decrease of $7.2 million. Decreases in working capital were primarily attributable to a decrease of $17.8 million in cash attributable to reimbursement of prize funds held on behalf of leagues, an increase of $1.9 million in the current portion of long-term debt and an increase of $1.2 million in income taxes payable. These decreases in working capital were offset by an increase in working capital caused by an increase of $6.1 million in accounts receivable due to fall dating (sales made during the second and third quarters with payment terms calling for payments in the fourth quarter), an increase of $6.2 million in deferred taxes and other current assets, an increase of $1.1 million in inventories and a decrease of $0.3 million in accounts payable and accrued expenses.

   Net cash flows provided by operating activities were $8.8 million for the six months ended June 30, 1999 compared to net cash flows used of $14.1 million for the six months ended June 30, 1998, a difference of $22.9 million. An increase of $27.8 million was attributable to increased levels of accounts payable and accrued expenses; an increase of $6.5 million was attributable to decreased levels of other assets; an increase of $12.1 million was attributable to lower inventory balances resulting from lower Bowling Products sales volumes in 1999; an increase of $9.5 million was due to higher amounts of depreciation and amortization; an increase of $9.1 million was attributable to higher levels of bond amortization attributable to the Debentures; an increase of $4.1 million was due to the increased loss in equity of joint ventures caused by the Company's Brazilian joint venture results which were adversely impacted by a currency devaluation and a net increase of $2.5 million was attributable to changes in other operating activities. These increases were partially offset by a decrease of $36.4 million attributable to a net loss of $72.8 million recorded in the first six months of 1999 compared to a net loss of $36.4 million in the same period in 1998 and a decrease of $12.3 million attributable to lower levels of accounts receivable.

   Net cash flows used in investing activities were $22.5 million for the six months ended June 30, 1999 compared to net cash flows used of $185.7 million for the six months ended June 30, 1998, a decrease of $163.2 million. Bowling Center acquisition spending decreased by $151.4 million and purchases of property and equipment decreased by $6.4 million in the first six months of 1999 compared to the same period in 1998. In the first six months of 1999, one center was purchased compared to 66 centers in the same period in 1998. Investments in and advances to joint ventures were zero in the first six months of 1999 compared to $5.4 million in the same period in 1998. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activities.

     Net cash used in financing activities was $2.7 million for the six months ended June 30, 1999 compared to net cash provided of $215.9 million for the six months ended June 30, 1998, a difference of $218.6 million. Proceeds from long term debt decreased $468.6 million. Borrowings under the Credit Agreement decreased $184.5 million as a result of the curtailment of the pace of acquisitions and the issuance of Debentures on May 12, 1998 for net proceeds of approximately $273.1 million. Payments on long-term debt decreased $240.1 million primarily because $249.6 million of the proceeds of the Debentures was used to pay down the Bank Facility under the Credit Agreement. In accordance with the terms of the Credit Agreement, scheduled principal payments in the first six months of 1999 were $2.5 million higher than payments made in the same period in 1998. Additionally, $7.0 million was paid in the second quarter of 1999 against amounts outstanding under the Bank Facility. In the first six months of 1998, $1.7 million of Common Stock was issued, of which $1.2 million was attributable to shares issued in the acquisition of the Active West chain of bowling centers and $0.5 million was attributable to shares issued upon exercise of employee Stock Options. Expenses of the Initial Public Offering totaling $0.6 million were paid in the first half of 1998. See "Note 5. Long-Term Debt", "Note
7. Employee Benefit Plans", and "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources".

   As a result of the aforementioned, cash decreased by $18.2 million for the six months ended June 30, 1999 compared to an increase of $16.1 million for the six months ended June 30, 1998.

Capital Resources

   The Company's total indebtedness is primarily a result of the financing of the acquisition of the Company in 1996 by an investor group led by an affiliate of Goldman, Sachs & Co. (the "Acquisition") and the Company's bowling center acquisition program. At June 30, 1999, the Company's debt consisted of $581.6 million of borrowings under the Credit Agreement and a mortgage (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's senior subordinated notes ("Subsidiary Senior Subordinated Notes"), $226.2 million of Bowling Worldwide's senior subordinated discount notes ("Subsidiary Senior Subordinated Discount Notes"), and $307.2 million of Debentures. The Company's Senior Debt consisted of $403.6 million outstanding under term loan facilities under the Credit Agreement (the "Term Facilities"), $176.0 million outstanding under a non-amortizing revolving credit facility under the Credit Agreement (the "Bank Facility") and $2.0 million represented by one mortgage note. At June 30, 1999, the Company was also capitalized with equity of $457.3 million.

   The Company has the ability to borrow for general corporate purposes and, to a limited extent, for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At June 30, 1999, $176.0 million was outstanding and $179.0 million was available for borrowing under the Bank Facility. Between June 30, 1999 and July 31, 1999, there were $10.0 million in additional borrowings and $30.0 million in payments resulting in a balance, as of July 31, 1999, of $156.0 million under the Bank Facility.

   In connection with the Company's recapitalization plan, the lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements. The Company is in compliance with the amended covenants as of June 30, 1999. Management believes that it will remain in compliance throughout 1999, but any downturn in the current performance of the Company could result in non-compliance with these financial covenants. Failure by the Company to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

   During the first six months of 1999, the Company funded its cash needs through the Bank Facility as well as cash flow from operations and cash balances. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the six months ended June 30, 1999, the Company incurred cash interest expense of $41.1 million, representing 57.2% of EBITDA for the period. For the six months ended June 30, 1998, the Company incurred cash interest expense of $38.5 million, representing 54.5% of EBITDA for the period.

   The indentures governing the Subsidiary Senior Subordinated Notes and the Subsidiary Senior Subordinated Discount Notes (together with the Subsidiary Senior Subordinated Notes, the "Subsidiary Notes") and certain provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of June 30, 1999, the Company is in compliance with all of its covenants.

   The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of operations, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Subsidiary Notes. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, or make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

Capital Expenditures

   For the six months ended June 30, 1999, the Company's capital expenditures were $21.3 million compared to $27.7 million for the six months ended June 30, 1998, a decrease of $6.4 million. Bowling Centers maintenance and modernization expenditures decreased $2.3 million. Bowling Products expenditures decreased $2.7 million. Company-wide information systems expenditures decreased $1.1 million. Investments in extreme bowling equipment at various AMF bowling centers increased by $0.6 million. Capital expenditures for new centers increased $0.4 million due to the opening of a Michael Jordan Golf Center and other expenditures decreased $1.3 million.

   While the Company's intention is to continue consolidating the U.S. bowling center industry by acquiring additional bowling centers, the Company will evaluate acquisitions on a more selective basis and will consider acquisition targets which meet specific operating and valuation parameters. At the same time, management will continue its focus on improving financial performance of its current centers. As of July 31, 1999, the Company had no formal commitments to build or acquire bowling centers. The Company has committed to build one Michael Jordan Golf Center in 1999.

   The Company has funded its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally-generated cash, the Bank Facility and issuances of Common Stock. See "Note 8. Acquisitions" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources."

   In connection with the Company's recapitalization plan, the lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program on a selective basis, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

Seasonality and Cyclicality

   The financial performance of Bowling Centers' operations is seasonal. Cash flows typically peak in the winter and reach their lows in the summer. While the geographic diversity of the Company's Bowling Centers operations has helped reduce this seasonality in the past, the increase in U.S. centers resulting from acquisitions has increased the seasonality of that business.

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

International Operations

   The Company's international operations are subject to the risks inherent in operating abroad, including, but not limited to, currency exchange rate fluctuations, economic and political fluctuations and destabilization, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax law changes.

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

   The continuing economic difficulties in the Asia Pacific region have had and will continue to have an adverse impact on NCP sales. One of the reasons for the decline in NCP sales is the limited availability of financing for customers desiring to build new bowling centers, especially in the Asia Pacific region. In addition, Zhonglu became a significant competitor in China. On June 13, 1999, AMF Bowling Products signed a 3-year joint distribution agreement with Zhonglu. Under the terms of the agreement, Zhonglu will become the exclusive distributor of AMF products and parts in China, and Bowling Products will be the exclusive distributor of Zhonglu bowling products and parts outside China. These agreements are intended to improve Bowling Products' competitive position in both China and other developing markets. However, there is no assurance that such an improvement will occur.

   NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 55.5% of total NCP unit sales for the six months ended June 30, 1999 compared to 52.8% for the year ended December 31, 1998

   China has strengthened its import restrictions by requiring the payment of full customs duties and value-added taxes on the importation of new and used capital goods. The Chinese government has also begun to prohibit importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chinese companies, however, are not subject to the same restrictions. For example, Zhonglu recently began producing locally and selling bowling equipment that is not subject to the customs duties or permit requirements that affect the Company's imported equipment. Zhonglu has experienced significant acceptance by local customers. These Chinese import restrictions have had, and for the foreseeable future management believes will continue to have, an adverse effect on the Bowling Products business.

   Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the six months ended June 30, 1999, revenue and EBITDA of international bowling centers represented 17.4% and 25.3% of consolidated results, respectively. For the six months ended June 30, 1998, revenue and EBITDA of international bowling centers represented 15.6% and 21.2% of consolidated results, respectively. For the year ended December 31, 1998, revenue and EBITDA of international bowling centers represented 15.7% and 24.3% of consolidated results, respectively.

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

   The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

      IT. The Company has a number of financial, retail and operational systems worldwide. The retail systems in many of its bowling centers are already Year 2000 compliant. The Company is in the process of installing corrective measures for those bowling centers that are not compliant and expects this effort to be complete by the third quarter of 1999. The Company is installing new financial and operational systems at several locations. In connection with this effort, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. The financial and operational systems have already been installed for U.S. Bowling Centers and at the corporate level. The effort will be complete for Bowling Products locations before year-end. Several locations have existing systems that are being upgraded for Year 2000 compliance, which will be completed by the end of the third quarter of 1999. In 1997, 1998 and for the six months ended June 30, 1999, the Company spent approximately $12.6 million, $4.1 million and $4.1 million, respectively, on systems that are designed to be Year 2000 compliant. The Company expects to spend an additional $3.5 million to complete the installation. These costs include normal system software and equipment upgrades or replacements that the Company anticipated incurring and budgeted in the normal course of business, separate from the Year 2000 issue.

      Non-IT. Non-IT systems involve embedded technologies, such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer-controlled manufacturing equipment. The Company sells automatic scoring that is computerized and has developed a software program for a cost to the Company of approximately $50,000 that will address the Year 2000 issue in its automatic scoring. This software will be made available to customers with service contracts at no cost and will be sold to customers without service contracts. To date, management believes the Company's Non-IT risks are minimal. For the most part, costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures that were planned outside of the Company's Year 2000 review.

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

Item 4. Submission of Matters to a Vote of Security Holders

Shareholder Consent

   Information regarding a written consent dated April 22, 1999 by a majority of shareholders approving (i) the Company's employment agreement with the Company's new chief executive officer and president, Roland Smith, and (ii) the grant to Mr. Smith of a nonqualified stock option to purchase 1,000,000 shares of Common Stock has been included in the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999.

Annual Meeting of AMF Bowling, Inc. Shareholders

   Information regarding matters voted upon at the AMF Bowling, Inc. Annual Meeting held May 4, 1999 has been included in the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (1)
      10.2 Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith. (2)
      10.3 Amendment No. 2 and Waiver to the Third Amended and Restated Credit Agreement, and the Fourth Amended and Restated Credit Agreement, dated as of June 14, 1999 among AMF Bowling Worldwide, Inc., the Initial Lenders, the Initial Issuing Banks, Goldman Sachs Credit Partners L.P., as Syndication Agent, Citibank, N.A., as Administrative Agent and Citicorp USA, Inc., as Collateral Agent.(3)
      27.1  Financial Data Schedule for the six months ended June 30, 1999.

      Notes to Exhibits
      (1) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
      (2) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
      (3) Incorporated by reference to Exhibit 99.1 AMF Bowling, Inc.'s Current Report on Form 8-K dated June 28, 1999 (File No. 001-13539).

(b)   Reports on Form 8-K:
         1. A current report was filed on May 5, 1999, with respect to the announcement of the Company's recapitalization plan.

         2. A current report was filed on June 28, 1999, announcing that AMF Bowling Worldwide, Inc. amended the terms of its credit agreement with its lenders.

         3. A current report was filed on June 29, 1999, with respect to the June 28, 1999 announcement by AMF Bowling, Inc. of the terms of a rights offering and simultaneous tender offer for a portion of its outstanding zero coupon convertible debentures.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling, Inc.
(Registrant)


 /s/ Stephen E. Hare                                        August 16, 1999
--------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer


 /s/ Michael P. Bardaro                                     August 16, 1999
-----------------------
Michael P. Bardaro
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)