Form 10-Q
period 1999-09-30
AMF BOWLING INC
filed 1999-11-15
CIK 1044612

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10 - Q

(MARK ONE)

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ---             SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At November 1, 1999, 83,597,550 shares of common stock, par value of $.01 per share, of the Registrant were outstanding.

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                       AMF BOWLING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                1999                1998
                                                                            -------------       ------------
                                                                             (unaudited)

     ASSETS
     ------
Current assets:
  Cash and cash equivalents                                                  $    30,182        $    33,002
  Accounts and notes receivable, net of allowance for
   doubtful accounts of $10,772 and $6,492, respectively                          82,374             82,435
  Inventories                                                                     51,499             64,735
  Deferred taxes and other current assets                                         28,182             23,960
                                                                             -----------        -----------
   Total current assets                                                          192,237            204,132
Property and equipment, net                                                      837,161            873,985
Other assets                                                                      81,504            111,677
Goodwill, net                                                                    757,955            772,744
Investments in and advances to joint ventures                                      5,926             17,436
                                                                             -----------        -----------
  Total assets                                                               $ 1,874,783        $ 1,979,974
                                                                             ===========        ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Accounts payable                                                           $    32,427        $    33,912
  Accrued expenses                                                                64,909             61,809
  Income taxes payable                                                             5,892              5,389
  Long-term debt, current portion                                                 34,250             32,375
                                                                             -----------        -----------
   Total current liabilities                                                     137,478            133,485
Long-term debt, less current portion                                           1,198,879          1,311,589
Other long-term liabilities                                                        4,166              5,265
                                                                             -----------        -----------
  Total liabilities                                                            1,340,523          1,450,339
                                                                             -----------        -----------

Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01 per share, 200,000,000 shares authorized, 83,597,550 and 59,747,550 shares issued and outstanding
   at September 30, 1999 and December 31, 1998, respectively)                        836                597
  Paid-in capital                                                                868,623            749,305
  Retained deficit                                                              (318,755)          (200,942)
  Foreign currency translation adjustment                                        (16,444)           (19,325)
                                                                             -----------        -----------
  Total stockholders' equity                                                     534,260            529,635
                                                                             -----------        -----------
  Total liabilities and stockholders' equity                                 $ 1,874,783        $ 1,979,974
                                                                             ===========        ===========




            The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS                       NINE MONTHS

                                                                            ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                          -----------------------        --------------------------
                                                                           1999            1998             1999            1998
                                                                           ----            ----             ----            ----

Operating revenue                                                         $ 182,799     $ 172,104        $ 546,461        $ 521,145
                                                                          ---------     ---------        ---------        ---------


Operating expenses:


 Cost of goods sold                                                          66,191        54,077          143,599          139,098
 Bowling center operating expenses                                           92,782        84,556          276,719          244,958
 Selling, general, and administrative expenses                               34,274        15,680           64,719           48,740
 Restructuring charges                                                        7,500           -              7,500              -
 Depreciation and amortization                                               37,732        30,929          104,059           87,744
                                                                          ---------     ---------        ---------        ---------
 Total operating expenses                                                   238,479       185,242          596,596          520,540
                                                                          ---------     ---------        ---------        ---------
 Operating income (loss)                                                    (55,680)      (13,138)         (50,135)             605
                                                                          ---------     ---------        ---------        ---------
Nonoperating expenses (income):
 Interest expense                                                            31,080        30,852           95,483           84,457
 Other expenses, net                                                             99         5,261            6,541            7,818
 Interest income                                                               (535)         (376)          (1,988)          (1,446)
                                                                          ---------     ---------        ---------        ---------
 Total nonoperating expenses                                                 30,644        35,737          100,036           90,829
                                                                          ---------     ---------        ---------        ---------
 Loss before income taxes                                                   (86,324)      (48,875)        (150,171)         (90,224)
 Provision (benefit) for income taxes                                        23,088       (14,548)          26,322          (21,088)
                                                                          ---------     ---------        ---------        ---------

 Net loss before equity in loss of joint ventures and extraordinary item   (109,412)      (34,327)        (176,493)         (69,136)
 Equity in loss of joint ventures                                               (79)       (1,343)          (5,780)          (2,906)
                                                                          ---------     ---------        ---------        ---------
 Net loss before extraordinary item                                        (109,491)      (35,670)        (182,273)         (72,042)
 Extraordinary item                                                          64,460           -             64,460              -
                                                                          ---------     ---------        ---------        ---------
 Net loss                                                                 $ (45,031)    $ (35,670)       $(117,813)       $ (72,042)
                                                                          =========     =========        =========        =========
 Net loss per share - basic and diluted
     Net loss per share before extraordinary item                         $   (1.43)    $   (0.60)       $   (2.79)       $   (1.21)
     Per share effect of extraordinary item                                    0.84           -               0.99              -
                                                                          =========     =========        =========        =========
     Net loss per share                                                   $   (0.59)    $   (0.60)       $   (1.80)       $   (1.21)
                                                                          =========     =========        =========        =========
 Weighted average shares outstanding                                         76,617        59,744           65,335           59,707
                                                                          =========     =========        =========        =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                             NINE MONTHS

                                                                          ENDED SEPTEMBER 30,
                                                                          -------------------
                                                                         1999            1998
                                                                         ----            ----


Cash flows from operating activities:


   Net loss                                                            $(117,813)       $ (72,042)

   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                       104,059           87,744
     Equity in loss of joint ventures                                      5,780            2,906
     Extraordinary item                                                  (64,460)             -
     Deferred income taxes                                                20,830          (27,031)
     Amortization of bond discount                                        33,754           25,178
     Loss on the sale of property and equipment, net                       2,833            5,856
     Changes in assets and liabilities:
      Accounts and notes receivable, net                                  (1,771)          (4,784)
      Inventories                                                         12,829          (14,221)
      Other assets                                                        (5,945)         (18,561)
      Accounts payable and accrued expenses                                 (388)         (23,080)
      Income taxes payable                                                   -             (2,344)
      Other long-term liabilities                                           (437)           1,650
                                                                       ---------        ---------
    Net cash used in operating activities                                (10,729)         (38,729)
                                                                       ---------        ---------

Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired                  (1,424)        (168,865)
   Investments in and advances to joint ventures                             -             (2,583)
   Purchases of property and equipment                                   (34,971)         (47,739)
   Proceeds from the sale of property and equipment                          744               29
                                                                       ---------        ---------
    Net cash used in investing activities                                (35,651)        (219,158)
                                                                       ---------        ---------


Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs          53,000          537,641
   Payments on long-term debt                                           (128,529)        (266,014)
   Repurchase of common shares                                              (180)             -
   Issuance of common shares                                             119,737            1,253
   Payments of noncompete obligations                                       (184)            (589)
                                                                       ---------        ---------
    Net cash provided by financing activities                             43,844          272,291
                                                                       ---------        ---------
    Effect of exchange rates on cash                                        (284)           3,991
    Net (decrease) increase in cash                                       (2,820)          18,395
    Cash and cash equivalents at beginning of period                      33,002           35,790
                                                                       ---------        ---------
    Cash and cash equivalents at end of period                         $  30,182        $  54,185
                                                                       =========        =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the December 31, 1998, 1997 and 1996 audited consolidated financial statements of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") presented in AMF Bowling's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the U.S. Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership and operation of bowling centers, consisting of 418 U.S. bowling centers and 122 international bowling centers in 10 other countries ("Bowling Centers"), including 15 joint venture centers, as of September 30, 1999, and
(ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators.

     AMF Bowling Worldwide, Inc. ("Bowling Worldwide") is a wholly owned, direct subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly owned, direct subsidiary of AMF Bowling. AMF Group Holdings and AMF Bowling are holding companies only. The principal assets in each are comprised of investments in subsidiaries. The Company was acquired in 1996 by an investor group led by affiliates of Goldman, Sachs & Co. (the "Acquisition").

     As of September 30, 1999, the Company has acquired 263 bowling centers and constructed two bowling centers since the Acquisition for a combined purchase price of $499.0 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement (as defined in "Note 5. Long-Term Debt and Recapitalization Plan"), and issuances of AMF Bowling common stock (the "Common Stock"). See "Note 7. Acquisitions."


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The condensed consolidated results of operations of the Company have been presented for the three months and nine months ended September 30, 1999 and 1998, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation. All dollar amounts are in thousands, except where otherwise indicated.

GOODWILL

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 7. Acquisitions", and in accordance with the purchase method of accounting used in all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $5,130 and $15,404 for the three months and nine months ended September 30, 1999, and $5,123 and $15,177 for the three months and nine months ended September 30, 1998, respectively.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INCOME TAXES

         As of December 31, 1998, the Company had net operating losses of approximately $194.5 million and foreign tax credits of $19.7 million that will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve, as of September 30, 1999, for $67.0 million related to net operating losses and foreign tax credits that the Company may not utilize prior to their expirations. The tax provision recorded for the nine months ended September 30, 1999 reflects valuation allowance of $21.4 million and certain international taxes.

COMPREHENSIVE LOSS

     Comprehensive loss was $42,811 and $114,932 for the three months and nine months ended September 30, 1999, and $36,835 and $75,409 for the three months and nine months ended September 30, 1998, respectively. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

NET LOSS PER SHARE

     Basic and diluted net loss per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Options to purchase shares of Common Stock are not included because their effect would be antidilutive. As a result, the basic and diluted net loss per share amounts are identical.

RECENT ACCOUNTING PRONOUNCEMENT

     Effective for the quarter ended March 31, 2001, the Company will be required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of this standard will have a material adverse impact on the Company's financial position or results of operations.

NOTE 3.   INVENTORIES

     Inventories at September 30, 1999, and December 31, 1998, consisted of the following:


                                       SEPTEMBER 30, DECEMBER 31,
                                          1999          1998
                                        ---------     ---------
                                       (unaudited)

Bowling Products, at FIFO:
   Raw materials                        $12,049       $11,471
   Work in progress                       1,662         1,548
   Finished goods and spare parts        29,386        42,980
Bowling Centers, at average cost:
   Merchandise and spare parts            8,402         8,736
                                        -------       -------
                                        $51,499       $64,735
                                        =======       =======

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.   PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1999, and December 31, 1998, consisted of the following:


                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                1999              1998
                                                            ------------      ------------
                                                             (unaudited)
      Land                                                  $   132,204        $   131,906
      Buildings and improvements                                369,966            362,297
      Equipment, furniture and fixtures                         572,350            553,203
      Other                                                      12,515              7,476
                                                            -----------        -----------
                                                              1,087,035          1,054,882
      Less: accumulated depreciation and amortization          (249,874)          (180,897)
                                                            -----------        -----------
                                                            $   837,161        $   873,985
                                                            ===========        ===========


     Depreciation and amortization expense related to property and equipment was $24,838 and $73,536 for the three months and nine months ended September 30, 1999, and $22,985 and $65,480 for the three months and nine months ended September 30, 1998, respectively.

NOTE 5. LONG-TERM DEBT AND RECAPITALIZATION PLAN

     Long-term debt at September 30, 1999, and December 31, 1998, consisted of the following:


                                                           SEPTEMBER 30,    DECEMBER 31,
                                                              1999             1998
                                                          -----------        -----------
                                                            (unaudited)

      Bank debt                                           $   578,346        $   581,877
      Subsidiary senior subordinated notes                    250,000            250,000
      Subsidiary senior subordinated discount notes           233,125            213,226
      Zero coupon convertible debentures                      169,667            296,873
      Mortgage and equipment note                               1,991              1,988
                                                          -----------        -----------
       Total debt                                           1,233,129          1,343,964
      Current maturities                                      (34,250)           (32,375)
                                                          -----------        -----------
       Total long-term debt                               $ 1,198,879        $ 1,311,589
                                                          ===========        ===========

     The Company's bank debt (the "Senior Debt") was incurred pursuant to Bowling Worldwide's credit agreement, dated as of May 1, 1996, which was amended and restated, as of November 3, 1997, in connection with AMF Bowling's initial public offering (the "Initial Public Offering") of Common Stock in November 1997 and which has since been further amended and restated (the "Credit Agreement"). The Credit Agreement provides for (i) three senior secured term loan facilities aggregating $455.3 million (the "Term Facilities") and (ii) the Bank Facility which provides for borrowings up to $355.0 million on a revolving basis. At September 30, 1999, amounts outstanding under the Term Facilities and Bank Facility were $399.3 million and $179.0 million, respectively.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Credit Agreement contains certain financial covenants, as well as affirmative and negative covenants, constraining Bowling Worldwide. In 1998, Bowling Worldwide entered into Amendment No. 1 and Waiver to the Credit Agreement that amended certain and waived certain financial covenants of the Credit Agreement and imposed certain restrictions on the Company's operations through December 31, 1999. In addition, for 1999, borrowings to finance acquisitions were substantially restricted and limits were placed on Bowling Worldwide's ability to make capital expenditures, investments and acquisitions.

     In connection with the Company's recapitalization plan discussed below, the lenders under the Credit Agreement approved Amendment No. 2 and Waiver to the Credit Agreement and entered into the Fourth Amended and Restated Credit Agreement. The key provisions of the Fourth Amended and Restated Credit Agreement (i) waive mandatory prepayment provisions previously existing under the Credit Agreement with respect to the Company's recapitalization plan (described below), (ii) require AMF Bowling to contribute $30.0 million as equity to Bowling Worldwide to be used to repay amounts borrowed under the Bank Facility and treat such prepayment as prefunding for new bowling center acquisitions, (iii) permit the Company to resume borrowing to fund acquisitions subject to certain criteria and maintenance of minimum availability under the Bank Facility of $65.0 million through 2000 and $40.0 million through 2001, (iv) permit AMF Bowling to make equity contributions to Bowling Worldwide which will be included in the calculation of EBITDA for financial covenant purposes under the Credit Agreement up to an aggregate of $10.0 million during any four consecutive quarters through December 31, 2001, (v) modify or waive certain financial covenants and (vi) allow Bowling Worldwide to exclude from EBITDA covenant calculations certain restructuring and Special Charges (described below).

     Bowling Worldwide is in compliance with the amended covenants as of September 30, 1999. In this connection, AMF Bowling made a contribution of $1.0 million as equity to Bowling Worldwide on November 8, 1999 to meet EBITDA requirements under its financial covenant tests as of September 30, 1999. The Company believes that Bowling Worldwide will be in compliance for the remainder of 1999 including the effect of a presently anticipated equity contribution as permitted under the Credit Agreement. The Credit Agreement permits AMF Bowling to make an additional equity contribution during the remainder of 1999 as specified above. Any downturn in the current performance of Bowling Worldwide could result in non-compliance with these financial covenants. Failure by Bowling Worldwide to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

RECAPITALIZATION PLAN

     As part of a recapitalization plan and in conjunction with the Amendment No. 2 and Waiver, AMF Bowling completed on July 28, 1999 an offering of rights to purchase Common Stock and a tender offer for a portion of its outstanding zero coupon convertible debentures due 2018 (the "Debentures") at a discount to carrying value.

     In the rights offering, AMF Bowling raised $120.0 million of gross proceeds in equity capital and issued 24.0 million additional shares of Common Stock at the subscription price of $5.00 per share. As a result of the rights offering, AMF Bowling had 83,597,550 shares of Common Stock outstanding as of November 1, 1999.

     AMF Bowling purchased $514,286,000 in aggregate principal amount at maturity of the Debentures in the tender offer at a price of $140 per $1,000 principal amount at maturity. The Company used approximately $72.0 million of the proceeds from the rights offering to fund the purchase of the Debentures and recorded an extraordinary gain of approximately $64.5 million representing the difference between the accreted value of the Debentures purchased and the purchase price therefor. As a result of consummation of the tender offer, $610,714,000 in aggregate principal amount at maturity of Debentures remain outstanding as of November 1, 1999.

     AMF Bowling contributed $30.0 million of the proceeds of the rights offering as equity to Bowling Worldwide to repay amounts borrowed under the Bank Facility. The prepayment amount was treated as prefunding of future bowling center acquisitions. AMF Bowling has used and will use the remainder of the proceeds to pay expenses of the rights offering and the tender offer and for general corporate purposes.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NONRECURRING RESTRUCTURING CHARGES AND SPECIAL CHARGES

     During the third quarter of 1999, the Company recorded nonrecurring restructuring charges of approximately $7.5 million that were related primarily to a plan to reorganize and downsize the Bowling Products business in response to market weakness in the Asia Pacific region and increased competition which has negatively impacted sales and profitability of new center packages ("NCPs" which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center). The restructuring plan was developed in conjunction with a strategic business assessment performed by Bain & Co. and was designed to reduce the overall volatility of the Bowling Products business. Actions taken included closing one plant in the U.S., and one plant in Korea, three warehouses in China, one warehouse in Taiwan, four sales offices in China and one sales office in Belgium. Additionally sales offices were downsized in four other countries. The restructuring charges relate primarily to employee termination benefits, asset write-offs and contract cancellations.

     In addition, the strategic assessment by Bain & Co. led to programs designed to improve product line profitability and quality. This assessment was a catalyst to the Company recording certain charges. These charges, along with additional reserves (collectively, the "Special Charges") recorded by the Company totaled $27.5 million. The Special Charges are non-cash, relate primarily to receivables and inventory and are included within operating expenses. The Credit Agreement allows Bowling Worldwide to exclude the restructuring charges and Special Charges for covenant purposes.

The following table summarizes the nature of the restructuring charges and Special Charges:


                                             BOWLING      BOWLING
                                             CENTERS      PRODUCTS     CORPORATE     TOTAL
                                            --------       --------     ---------    -------

Restructuring Charges                           0.2            7.2           0.1        7.5
Special Charges                                 6.6           20.7           0.2       27.5
                                            --------       --------      --------    -------
        Total Charges                         $ 6.8         $ 27.9         $ 0.3     $ 35.0
                                            ========       ========      ========    =======

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

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against the Company, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co. Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased the Common Stock in the Initial Public Offering or within 25 days of the effective date of the registration statement relating to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.


NOTE 7.   ACQUISITIONS

     From May 1, 1996 through December 31, 1998, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, purchased an aggregate of 262 bowling centers from various unrelated sellers in the U.S. and foreign countries. From January 1, 1999 through September 30, 1999, AMF Bowling Centers, Inc. acquired one center in the United States. The combined net purchase price for all acquisitions was approximately $499.0 million, and was funded with approximately $76.6 million from the sale of equity by AMF Bowling, $421.2 million from available borrowing under Bowling Worldwide's then existing Acquisition Facility and current Bank Facility, and with $1.2 million from the issuance of Common Stock.

     As a result of these acquisitions, and after giving effect to the construction of two new U.S. centers, the closing of 21 U.S. centers and two international centers and the sale of a center in Switzerland and a center in China since the Acquisition, the Company owned and operated 418 U.S. bowling centers and 122 international bowling centers, including 15 joint venture centers, as of September 30, 1999. As of October 31, 1999, the Company had no commitments to acquire additional bowling centers. The Company has committed to build one Michael Jordan Golf Center in 2000.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8.  BUSINESS SEGMENTS

     The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended September 30, 1999 and 1998, respectively, is presented below (in millions):


                                                               THREE MONTHS ENDED SEPTEMBER 30, 1999
                                           -----------------------------------------------------------------------------------

                                                 BOWLING CENTERS          BOWLING PRODUCTS
                                              ---------------------    -------------------------

                                                   INTER-      SUB-             INTER-   SUB-                   ELIM-
                                           U.S.    NATIONAL    TOTAL     U.S.  NATIONAL   TOTAL    CORPORATE   INATIONS  TOTAL
                                           ----    --------    -----     ----  --------   -----    ---------   --------  -----


     Revenue from unaffiliated customers  $  94.9  $  31.0  $  125.9   $ 28.4   $ 28.5  $  56.9     $   -     $   -    $  182.8
     Intersegment sales                         -        -         -      2.4      1.4      3.8         -      (3.8)          -
     Operating income (loss)                (18.3)    (2.3)    (20.6)   (27.3)    (1.4)   (28.7)     (6.6)      0.3       (55.6)
     Identifiable assets                    831.2    326.1   1,157.3    608.1     76.5    684.6      29.8       3.1     1,874.8
     Depreciation and amortization           21.1     10.7      31.8      5.5      0.4      5.9       0.4      (0.5)       37.6
     Capital expenditures                    10.0      2.2      12.2      1.4      0.1      1.5         -         -        13.7
     Research and development expense           -        -         -        -        -        -         -         -           -




                                                                   THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                  ---------------------------------------------------------------------------------

                                                   BOWLING CENTERS            BOWLING PRODUCTS
                                                   ----------------          -------------------

                                                         INTER-      SUB-             INTER-     SUB-              ELIM-
                                                 U.S.    NATIONAL    TOTAL   U.S.    NATIONAL   TOTAL  CORPORATE  INATIONS   TOTAL
                                                 ----    --------    -----   ----    --------   -----  ---------  --------   -----

     Revenue from unaffiliated customers (a)    $ 87.0  $ 29.9   $  116.9  $ 26.9    $ 28.3    $ 55.2    $   -    $    -   $  172.1
     Intersegment sales                              -       -          -     2.9       1.9       4.8        -      (4.8)         -
     Operating income (loss) (b)                 (11.0)    3.1       (7.9)    0.6      (1.5)     (0.9)    (4.5)      0.2      (13.1)
     Identifiable assets                         912.4   366.7    1,279.1   649.6      79.5     729.1     29.2       2.1    2,039.5
     Depreciation and amortization                19.9     5.4       25.3     5.2       0.3       5.5      0.4      (0.3)      30.9
     Capital expenditures                         15.2     2.9       18.1     1.7       0.1       1.8      0.1         -       20.0
     Research and development expense                -       -          -       -         -         -        -         -          -




       (a) To provide comparability to 1999 results, $0.4 million of 1998 U.S. Bowling Centers food and beverage discounts has been reclassified from operating expense to revenue.
       (b) To provide comparability to 1999 results, $1.5 million of selling, general and administrative expenses have been reclassified from corporate to U.S. Bowling Centers expense.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Information concerning operations in these businesses for the nine months ended September 30, 1999 and 1998, respectively, is presented below (in millions):



                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           -------------------------------------------------------------------------------------
                                               BOWLING CENTERS             BOWLING PRODUCTS
                                            -------------------          ----------------------

                                                    INTER-      SUB-             INTER-      SUB-                  ELIM-
                                            U.S.    NATIONAL    TOTAL     U.S.   NATIONAL    TOTAL  CORPORATE    INATIONS   TOTAL
                                            ----    --------    -----     ----   --------    -----  ---------    --------   -----

     Revenue from unaffiliated customers   $333.6    $ 94.2    $ 427.8   $56.6    $ 62.1   $ 118.7       $ -         $ -   $ 546.5
     Intersegment sales                         -         -          -     9.8       3.1      12.9         -       (12.9)        -
     Operating income (loss)                  4.6       4.2        8.8   (34.6)     (6.4)    (41.0)    (18.9)        1.0     (50.1)
     Identifiable assets                    831.2     326.1    1,157.3   608.1      76.5     684.6      29.8         3.1   1,874.8
     Depreciation and amortization           63.5      22.4       85.9    16.5       1.1      17.6       1.8        (1.3)    104.0
     Capital expenditures                    25.7       4.8       30.5     4.2       0.3       4.5         -           -      35.0
     Research and development expense           -         -          -     0.1         -       0.1         -           -       0.1



                                                                         NINE MONTHS ENDED SEPTEMBER 30, 1998
                                               -------------------------------------------------------------------------------------

                                                  BOWLING CENTERS             BOWLING PRODUCTS
                                               -------------------          ----------------------

                                                       INTER-      SUB-             INTER-      SUB-                ELIM-
                                               U.S.    NATIONAL    TOTAL     U.S.   NATIONAL    TOTAL  CORPORATE  INATIONS    TOTAL
                                               ----    --------    -----     ----   --------    -----  ---------  --------    -----

     Revenue from unaffiliated customers (a)  $ 298.5  $ 84.2   $  382.7   $  63.7   $ 74.8   $ 138.5   $    -    $    -    $  521.2
     Intersegment sales                             -       -          -      10.5      3.7      14.2        -     (14.2)          -
     Operating income (loss) (b)                 12.2     8.7       20.9      (3.1)    (4.9)     (8.0)   (13.3)      1.0         0.6
     Identifiable assets                        912.4   366.7    1,279.1     649.6     79.5     729.1     29.2       2.1     2,039.5
     Depreciation and amortization               56.8    14.8       71.6      15.5      1.0      16.5      1.0      (1.3)       87.8
     Capital expenditures                        32.8     7.0       39.8       6.9      0.8       7.7      0.2         -        47.7
     Research and development expense               -       -          -       0.2        -       0.2        -         -         0.2




       (a) To provide comparability to 1999 results, $1.1 million of 1998 U.S. Bowling Centers food and beverage discounts has been reclassified from operating expense to revenue.
       (b) To provide comparability to 1999 results, $3.3 million of selling, general and administrative expenses have been reclassified from corporate to U.S. Bowling Centers expense.




NOTE 9.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet as of September 30, 1999, and condensed consolidating statements of income and cash flows for the nine months ended September 30, 1999 and (ii) elimination entries necessary to combine the entities comprising the Company.

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

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NON-
                                                   GUARANTOR      GUARANTOR
                                                   COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                   ---------      ---------     ------------    ------------

   ASSETS
   ------
Current assets:
   Cash and cash equivalents                     $    11,766     $    18,416     $       -       $    30,182
   Accounts and notes receivable, net
      of allowance for doubtful accounts              82,083             291             -            82,374
   Accounts receivable - intercompany                  6,638           9,413         (16,051)            -
   Inventories                                        50,457           1,042             -            51,499
   Deferred taxes and other current assets            21,425           6,757             -            28,182
                                                 -----------     -----------     -----------     -----------
    Total current assets                             172,369          35,919         (16,051)        192,237
Notes receivable - intercompany                       47,704           7,741         (55,445)            -
Property and equipment, net                          762,309          73,612           1,240         837,161
Investment in subsidiaries                            21,227         758,670        (779,897)            -
Goodwill and other assets                            827,342          18,043             -           845,385
                                                 ===========     ===========     ===========     ===========
   Total assets                                  $ 1,830,951     $   893,985     $  (850,153)    $ 1,874,783
                                                 ===========     ===========     ===========     ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Accounts payable                              $    30,356     $     2,071     $       -       $    32,427
   Accounts payable - intercompany                     9,413           6,638         (16,051)            -
   Accrued expenses                                   55,808           9,101             -            64,909
   Income taxes payable                                1,183           4,709             -             5,892
   Long-term debt, current portion                    34,250             -               -            34,250
                                                 -----------     -----------     -----------     -----------
    Total current liabilities                        131,010          22,519         (16,051)        137,478
Long-term debt, less current portion               1,011,879         187,000             -         1,198,879
Notes payable - intercompany                           7,741          47,704         (55,445)            -
Other long-term liabilities                            3,130           1,036             -             4,166
                                                 -----------     -----------     -----------     -----------
   Total liabilities                               1,153,760         258,259         (71,496)      1,340,523
                                                 -----------     -----------     -----------     -----------
Commitments and contingencies
Stockholders' equity:
   Common stock                                          -               836             -               836
   Paid-in capital                                 1,037,172         863,311      (1,031,860)        868,623
   Retained deficit                                 (343,537)       (212,754)        237,536        (318,755)
   Foreign currency translation adjustment           (16,444)        (15,667)         15,667         (16,444)
                                                 -----------     -----------     -----------     -----------
   Total stockholders' equity                        677,191         635,726        (778,657)        534,260
                                                 -----------     -----------     -----------     -----------

   Total liabilities and stockholders' equity    $ 1,830,951     $   893,985     $  (850,153)    $ 1,874,783
                                                 ===========     ===========     ===========     ===========

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     NON-
                                                   GUARANTOR      GUARANTOR
                                                   COMPANIES      COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                   ---------      ---------    ------------  ------------


Operating revenue                                   $ 501,618     $  45,045     $    (202)    $ 546,461
                                                    ---------     ---------     ---------     ---------

Operating expenses:
   Cost of goods sold                                 138,781         4,953          (135)      143,599
   Bowling center operating expenses                  251,843        24,943           (67)      276,719
   Selling, general, and administrative expenses       56,036         8,683           -          64,719
   Restructuring charges                                7,500           -             -           7,500
   Depreciation and amortization                       97,613         6,506           (60)      104,059
                                                    ---------     ---------     ---------     ---------
    Total operating expenses                          551,773        45,085          (262)      596,596
                                                    ---------     ---------     ---------     ---------

Operating loss                                        (50,155)          (40)           60       (50,135)
                                                    ---------     ---------     ---------     ---------

Nonoperating expenses (income):
   Interest expense                                    80,436        15,047           -          95,483
   Other expenses, net                                  4,044         2,497           -           6,541
   Interest income                                     (1,468)         (520)          -          (1,988)
   Equity in loss (income) of subsidiaries                116       162,303      (162,419)          -
                                                    ---------     ---------     ---------     ---------
Total nonoperating expenses                            83,128       179,327      (162,419)      100,036
                                                    ---------     ---------     ---------     ---------

Loss before income taxes                             (133,283)     (179,367)      162,479      (150,171)
Provision for income taxes                             23,256         3,066           -          26,322
                                                    ---------     ---------     ---------     ---------

Net loss before equity in loss of
    joint ventures and extraordinary item            (156,539)     (182,433)      162,479      (176,493)
Equity in loss of joint ventures                       (5,780)          -             -          (5,780)
                                                    ---------     ---------     ---------     ---------
Net loss before extraordinary item                   (162,319)     (182,433)      162,479      (182,273)
Extraordinary item                                        -          64,460           -          64,460
                                                    ---------     ---------     ---------     ---------
   Net loss                                         $(162,319)    $(117,973)    $ 162,479     $(117,813)
                                                    =========     =========     =========     =========


                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   NON-
                                                                   GUARANTOR    GUARANTOR
                                                                   COMPANIES    COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                                   ---------    ---------     ------------   ------------

Cash flows from operating activities:
  Net loss                                                         $(162,319)    $(117,973)    $ 162,479     $(117,813)
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
    Depreciation and amortization                                     97,613         6,506           (60)      104,059
    Equity in loss of joint ventures                                   5,780           -             -           5,780
    Amortization of bond discount                                     19,698        14,056           -          33,754
    Equity in earnings of subsidiaries                                   116       162,303      (162,419)          -
    Extraordinary item                                                   -         (64,460)          -         (64,460)
    Deferred taxes                                                    20,830           -             -          20,830
    Loss on the sale of property and equipment, net                    1,922           911           -           2,833
    Changes in assets and liabilities:
     Accounts and notes receivable                                    (1,889)          118           -          (1,771)
     Receivables and payables - affiliates                               -             -             -             -
     Inventories                                                      12,871           (42)          -          12,829
     Other assets                                                     (1,797)       (4,148)          -          (5,945)
     Accounts payable and accrued expenses                             2,834        (3,222)          -            (388)
     Income taxes payable                                               (941)          941           -             -
     Other long-term liabilities                                        (437)          -             -            (437)
                                                                   ---------     ---------     ---------     ---------
   Net cash used in operating activities                              (5,719)       (5,010)          -         (10,729)
                                                                   ---------     ---------     ---------     ---------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired               (1,424)          -             -          (1,424)
  Investment in subsidiary                                               -         (33,911)       33,911           -
  Investments in and advances to joint ventures                          -             -             -             -
  Purchases of property and equipment                                (32,447)       (2,524)          -         (34,971)
  Proceeds from sale of property and equipment                           744           -             -             744
                                                                   ---------     ---------     ---------     ---------
   Net cash used in investing activities                             (33,127)      (36,435)       33,911       (35,651)
                                                                   ---------     ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs       53,000           -                        53,000
  Payments on long-term debt                                         (56,529)      (72,000)          -        (128,529)
  Issuance of shares                                                     -         119,737           -         119,737
  Repurchase shares                                                      -            (180)          -            (180)
  Capital contribution from parent                                    33,911                     (33,911)          -
  Noncompete obligations                                                (184)          -             -            (184)
                                                                   ---------     ---------     ---------     ---------
   Net cash provided by financing activities                          30,198        47,557       (33,911)       43,844
                                                                   ---------     ---------     ---------     ---------
   Effect of exchange rates on cash                                      571          (855)          -            (284)
                                                                    ---------     ---------     ---------    ---------
   Net (decrease) increase in cash                                    (8,077)        5,257           -          (2,820)
   Cash and cash equivalents at beginning of period                   19,843        13,159           -          33,002
                                                                   =========     =========     =========     =========
   Cash and cash equivalents at end of period                      $  11,766     $  18,416      $    -       $  30,182
                                                                   =========     =========     =========     =========

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

     These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by AMF Bowling that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability, and the ability of its new management team, to carry out the Company's long-term business strategies, including increasing the pace of the Company's acquisition program, (ii) the Company's ability to integrate acquired operations into its business, (iii) the Company's ability to identify and develop new bowling markets to assist in the growth of such markets, (iv) the continuation of adverse financial results and substantial competition in the Company's bowling products business, (v) the Company's ability to retain and attract experienced bowling center management, (vi) the Company's ability to successfully implement initiatives designed to improve customer traffic in its bowling centers, (vii) the continuation or worsening of economic difficulties in overseas markets, including the Asia Pacific region, (viii) the risk of adverse political acts or developments in the Company's existing and proposed international markets, (ix) the fluctuations in foreign currency exchange rates affecting the Company's translation of operating results, (x) continued or increased competition, (xi) the popularity of bowling, (xii) the decline in general economic conditions,
(xiii) the status or effectiveness of the Company's year 2000 efforts, (xiv) adverse judgments in pending or future litigation, (xv) the Company's ability to effectively implement the joint distribution and related arrangements with Zhonglu and (xvi) changes in interest and exchange rates.

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

GENERAL

     The Company principally operates in two business segments in the United States and international markets: (i) the ownership and operation of 418 U.S. bowling centers and 122 international bowling centers ("Bowling Centers"), including 15 joint venture centers operated with third parties, as of September 30, 1999; and (ii) the manufacture and sale of bowling equipment and bowling products ("Bowling Products").

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first nine months of 1999 versus 1998 reflect the inclusion of seven centers acquired, one center constructed, the closing of four centers and the sale of two centers since September 30, 1998.

ACQUISITION

     From January 1, 1999 through September 30, 1999, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, acquired one bowling center in the United States.

                                AMF BOWLING, INC.
                             SELECTED FINANCIAL DATA
                                   (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)



                                                                                   THREE MONTHS                   NINE MONTHS
                                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                               ---------------------------------------------------
                                                                                1999           1998           1999           1998
                                                                                ----           ----           ----           ----


Bowling Centers (before intersegment eliminations)
Operating revenue (a)                                                         $ 125.9        $116.9         $ 427.8       $ 382.7
                                                                              ---------      --------        -------      -------
Cost of goods sold                                                               13.9          12.2            44.5          38.1
Bowling center operating expenses (b)                                            93.1          86.0           277.5         247.7
Selling, general, and administrative expenses                                     7.5           1.3            10.9           4.4
Restructuring charges                                                             0.2             -             0.2             -
Depreciation and amortization                                                    31.8          25.3            85.9          71.6
                                                                              ---------      --------        -------      -------
Operating income (loss) (b)                                                   $ (20.6)       $ (7.9)          $ 8.8       $  20.9
                                                                              ---------      --------        -------      -------




BOWLING PRODUCTS (before intersegment eliminations)
Operating revenue                                                             $  60.7        $ 60.0         $ 131.6       $ 152.7
                                                                              ---------      --------        -------      -------
Cost of goods sold                                                               55.6          45.1           110.9         112.2
Gross profit                                                                      5.1          14.9            20.7          40.5

Selling, general, and administrative expenses                                    20.7          10.3            36.9          32.0
Restructuring charges                                                             7.2             -             7.2             -
Depreciation and amortization                                                     5.9           5.5            17.6          16.5
`                                                                             ---------      --------        -------      -------
Operating loss                                                                $ (28.7)       $ (0.9)        $ (41.0)      $  (8.0)
                                                                              ---------      --------        -------      -------



CONSOLIDATED
Operating revenue (a)                                                         $ 182.8        $172.1         $ 546.5       $ 521.2
                                                                              ---------      --------        -------      -------
Cost of goods sold                                                               66.2          54.1           143.6         139.1
Bowling center operating expenses (b)                                            92.8          84.6           276.7         245.0
Selling, general, and administrative expenses (b)                                34.3          15.6            64.8          48.7
Restructuring charges                                                             7.5             -             7.5             -
Depreciation and amortization                                                    37.6          30.9           104.0          87.8
                                                                              ---------      --------        -------      -------
Operating income (loss)                                                         (55.6)        (13.1)          (50.1)          0.6
Interest expense, gross                                                          31.1          30.9            95.5          84.5
Other income (expense), net                                                      (0.4)          4.9             4.6           6.3
                                                                              ---------      --------        -------      -------
Loss before income taxes                                                        (86.3)        (48.9)         (150.2)        (90.2)
Provision (benefit) for income taxes                                             23.1         (14.6)           26.3         (21.1)
                                                                              ---------      --------        -------      -------
Net loss before equity in loss of joint ventures and extraordinary items      (109.4)         (34.3)         (176.5)        (69.1)
Equity in loss of joint ventures                                                 (0.1)         (1.3)           (5.8)         (2.9)
                                                                              ---------      --------        -------      -------
Net loss before extraordinary items                                            (109.5)        (35.6)         (182.3)        (72.0)
Extraordinary item                                                               64.5             -            64.5             -
                                                                              ---------      --------        -------      -------
Net income (loss)                                                             $ (45.0)       $(35.6)        $(117.8)      $ (72.0)
                                                                              =========      ========        =======      =======

SELECTED DATA:
   RECURRING EBITDA (C)
     Bowling Centers                                                          $  18.0        $ 17.4         $ 101.5       $ 92.5
     Bowling Products                                                         $   5.1        $  4.6           $ 4.5       $  8.5

   RECURRING EBITDA MARGIN
     Bowling Centers                                                             14.3%         14.9%           23.7%        24.2%
     Bowling Products                                                             8.4%          7.7%            3.4%         5.6%

      (a)To provide comparability to 1999 results, $0.4 million and $1.1 million for the three months and nine months ended September 30, 1998, respectively, of U.S. Bowling Centers food and beverage discounts have been reclassified from operating expense to revenue.
      (b)To provide comparability to 1999 results, $1.5 million and $3.3 million for the three months and nine months ended September 30, 1998 of selling, general and administrative expenses have been reclassified from corporate to U.S. Bowling Centers expense.
      (c)Recurring EBITDA represents EBITDA before nonrecurring restructuring charges and Special Charges of approximately $7.5 million and $27.5 million, respectively.

BOWLING CENTERS

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 334 centers that had been in operation one full fiscal year as of December 31, 1998. The discussion of new center results reflects the results of 84 centers that were either purchased since January 1, 1998 or had been in operation less than one full fiscal year as of December 31, 1998. Bowling Centers derives its revenue and cash flows from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the nine months ended September 30, 1999, bowling, food and beverage and other revenue represented 58.3%, 27.0% and 14.7% of total Bowling Centers revenue, respectively. For the nine months ended September 30, 1998, bowling, food and beverage and other revenue represented 58.8%, 26.8% and 14.4% of total Bowling Centers revenue, respectively.

     To facilitate a meaningful comparison, the results of Bowling Centers for the quarter and nine months ended September 30, 1999, have been restated to exclude nonrecurring restructuring charges Special Charges (as defined in "--Consolidated-Nonrecurring Restructuring Charges and Special Charges")as shown in the table below. The discussion below gives effect to this restatement. See "Note 5. Long-Term Debt and Recapitalization Plan" in the Notes to Condensed Consolidated Financial Statements and "--Consolidated-Nonrecurring Restructuring Charges and Special Charges".


                                                                 THREE MONTHS                                 NINE MONTHS
                                                              ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                                 -----------------------------------------   ---------------------------------------
                                                             1999                   1998                   1999                 1998
                                                   AS      SPECIAL      AS         AS          AS       SPECIAL     AS         AS
                                                 REPORTED  CHARGES    ADJUSTED   REPORTED    REPORTED   CHARGES  ADJUSTED   REPORTED
                                                 --------   ------    --------   --------    --------   -------  --------   --------

Bowling Centers (before intersegment
 eliminations)

Operating revenue                                $ 125.9    $   -    $ 125.9     $ 116.9    $ 427.8    $   -    $ 427.8     $ 382.7
                                                 -------    ------- ---------     -------    -------    ----     -------     -------
Cost of goods sold                                  13.9      0.9       13.0        12.2       44.5       0.9      43.6        38.1
Bowling center operating expenses                   93.1        -       93.1        86.0      277.5         -     277.5       247.7
Selling, general, and administrative expenses        7.5      5.7        1.8         1.3       10.9       5.7       5.2         4.4
Restructuring charges                                0.2      0.2          -           -        0.2       0.2         -           -
Depreciation and amortization                       31.8        -       31.8        25.3       85.9         -      85.9        71.6
                                                 -------    ------- ---------     -------    -------    ------   -------     -------
Operating income (loss)                          $ (20.6)   $(6.8)   $ (13.8)    $  (7.9)   $   8.8    $ (6.8)  $  15.6     $  20.9
                                                 =======    ======= =========     ========   =======    =======  =======     =======



SELECTED DATA:
   RECURRING EBITDA                                                  $  18.0     $  17.4                        $ 101.5     $  92.5
   RECURRING EBITDA MARGIN                                              14.3%       14.9%                          23.7%       24.2%



QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

     Bowling Centers operating revenue increased $9.0 million, or 7.7%. An increase of $3.4 million is attributable to new centers, of which $3.1 million is from new U.S. centers and $0.3 million is from new international centers. Seven new centers were acquired and one new center was constructed between October 1, 1998 and September 30, 1999. Constant centers operating revenue increased $6.6 million, or 7.0%. U.S. constant centers operating revenue increased $5.3 million, or 7.5%, primarily as a result of increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $1.3 million, or 5.7%. A decrease of $1.0 million in total operating revenue was attributable to four centers that were closed and two centers that were sold since September 30, 1998.

     Cost of goods sold increased $0.8 million, or 6.3%. Of the total increase in cost of goods sold, $0.3 million is attributable to new centers. Constant centers cost of goods sold increased $0.6 million, or 6.1%, primarily as a result of increased food and beverage sales. A decrease of $0.1 million was attributable to closed and sold centers.

     Operating expenses increased $7.1 million, or 8.3%. An increase of $3.7 million was attributable to new centers and an increase of $4.5 million was attributable to constant centers. A decrease of $0.9 million was attributable to closed and sold centers and a decrease of $0.2 million was attributable to lower regional and district operations expenses. As a percentage of its revenue, Bowling Centers operating expenses, adjusted for the nonrecurring restructuring charges and Special Charges, were 73.9% for the third quarter of 1999 compared with 73.6% for the third quarter of 1998. The 0.3% increase is due primarily to higher expenses resulting from AMF's operating initiatives, including increased spending on payroll, advertising and maintenance, designed to improve customer traffic.

         Selling, general and administrative expenses increased $0.5 million, or 38.5%, due to an increase in costs associated with acquisition growth experienced in Australia and Europe.

         Recurring EBITDA increased $0.6 million, or 3.5%. The recurring EBITDA contribution of new centers was partially offset by the increased expenses discussed above. Recurring EBITDA margin for the third quarter of 1999 was 14.3% compared with 14.9% for the third quarter of 1998. The lower recurring EBITDA margin in 1999 was attributable to AMF's operating initiatives to improve customer traffic.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Bowling Centers operating revenue increased $45.2 million, or 11.8%. An increase of $40.1 million is attributable to new centers, of which $30.5 million is from new U.S. centers and $9.6 million is from new international centers. Seven new centers were acquired and one new center was constructed between October 1, 1998 and September 30, 1999. Constant centers operating revenue increased $8.9 million, or 2.7%. U.S. constant centers operating revenue increased $7.5 million, or 2.9%, primarily as a result of increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $1.4 million, or 1.9%. A decrease of $3.8 million in total operating revenue was attributable to four centers that were closed and two centers that were sold since September 30, 1998.

     Cost of goods sold increased $5.5 million, or 14.4%. Of the total increase in cost of goods sold, $4.6 million is attributable to new centers. Constant centers cost of goods sold increased $1.2 million, or 3.9%, as a result of higher food costs experienced in the first half of 1999 and increased food and beverage sales. A decrease of $0.3 million is attributable to closed and sold centers.

     Operating expenses increased $29.8 million, or 12.0%. An increase of $24.5 million was attributable to new centers and an increase of $9.8 million was attributable to constant centers. A decrease of $3.3 million was attributable to closed and sold centers, and a decrease of $1.2 million was attributable to lower regional and district operations expenses. As a percentage of its revenue, Bowling Centers operating expenses were 64.9% for the first nine months of 1999 compared with 64.7% for the first nine months of 1998. The increase of 0.2% was primarily attributable to higher expenses resulting from AMF's operating initiatives, including increased spending on payroll, advertising and maintenance, designed to improve customer traffic.

         Selling, general and administrative expenses increased $0.8 million, or 18.2%, due to an increase in costs associated with acquisition growth experienced in Australia and Europe.

         Recurring EBITDA increased $9.0 million, or 9.7%. The recurring EBITDA contribution of new centers was partially offset by the increased expenses discussed above. Recurring EBITDA margin for the first nine months of 1999 was 23.7% compared with 24.2% for the first nine months of 1998.

BOWLING PRODUCTS

     To facilitate a meaningful comparison, the results of Bowling Products for the quarter and nine months ended September 30, 1999, have been restated to exclude nonrecurring restructuring charges and Special Charges as shown in the table below. The discussion below gives effect to this restatement. See "Note 5. Long-Term Debt and Recapitalization Plan" in the Notes to Condensed Consolidated Financial Statements and "--Consolidated-Nonrecurring Restructuring Charges and Special Charges".


                                                                 THREE MONTHS                                 NINE MONTHS
                                                              ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                                 -----------------------------------------   -------------------------------------
                                                             1999                   1998                  1999                1998
                                                   AS      SPECIAL      AS         AS          AS      SPECIAL     AS        AS
                                                 REPORTED  CHARGES    ADJUSTED   REPORTED    REPORTED  CHARGES  ADJUSTED  REPORTED
                                                 --------   ------    --------   --------    --------  -------  --------  --------



Bowling Products (before intersegment
   eliminations)
Operating revenue                               $  60.7   $     -     $ 60.7       $ 60.0    $ 131.6    $     -   $ 131.6  $ 152.7

Cost of goods sold                                 55.6       8.0       47.6         45.1      110.9        8.0     102.9    112.2
                                                -------    ------      ------       ------    -------    ------    -------  ------
Gross profit                                        5.1      (8.0)      13.1         14.9       20.7       (8.0)     28.7     40.5



Selling, general, and administrative expenses      20.7      12.7        8.0         10.3       36.9       12.7      24.2     32.0
Restructuring charges                               7.2       7.2          -            -        7.2        7.2         -        -
Depreciation and amortization                       5.9         -        5.9          5.5       17.6          -      17.6     16.5
                                                -------    ------      ------       ------    -------    ------    -------  ------
Operating loss                                  $ (28.7)  $ (27.9)    $ (0.8)      $ (0.9)   $ (41.0)   $ (27.9)  $ (13.1)  $ (8.0)
                                                =======    ======      ======       ======    =======    ======    =======  ======
SELECTED DATA:
   RECURRING EBITDA                                                   $  5.1       $  4.6                         $   4.5   $  8.5
   RECURRING EBITDA MARGIN                                               8.4%         7.7%                            3.4%     5.6%

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

     Bowling Products operating revenue increased $0.7 million, or 1.2%. Revenue from sales of New Center Packages ("NCPs" which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) decreased $0.6 million, or 2.7%, and Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue increased $1.3 million, or 3.4%. During the third quarter of 1999, Bowling Products recorded NCP shipments of 489 units compared to shipments of 422 units for the first half of 1999 and 683 units for the third quarter of 1998. Although lower compared with the third quarter of 1998, NCP shipments for the third quarter of 1999 exceeded total NCP shipments for the first half of 1999. Economic difficulties in certain Asia Pacific markets and increased competition in general continue to adversely impact results.

     Gross profit decreased $1.8 million, or 12.1%, primarily as a result of continuing lower levels of NCP shipments, lower pricing and unabsorbed fixed overhead resulting from low production levels.

     Selling, general and administrative expenses decreased $2.3 million, or 22.3%, primarily as a result of an ongoing cost reduction program in which the Bowling Products organization has been streamlined to reduce expenses. Such cost reduction has served to partially offset the impact of lower sales volume and unit pricing on EBITDA.

     Recurring EBITDA increased $0.5 million, or 10.9%, from $4.6 million in the third quarter of 1998 to $5.1 in the third quarter of 1999, and the recurring EBITDA margin increased from 7.7% in the third quarter of 1998 to 8.4% in the third quarter of 1999 primarily as a result of savings achieved through cost reductions partially offset by lower gross profit.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Bowling Products operating revenue decreased $21.1 million, or 13.8%. Revenue from sales of NCPs decreased $22.7 million, or 36.8%, and Modernization and Consumer Products revenue increased $1.6 million, or 1.8%. Economic difficulties in certain Asia Pacific markets and increased competition in general continue to impact results. The strong U.S. dollar also unfavorably affected pricing and financial statement translation during the first half of 1999. During the first nine months of 1999, Bowling Products recorded NCP shipments of 911 units compared to shipments of 1,846 units for the first nine months of 1998.

     Gross profit decreased $11.8 million, or 29.1%, primarily as a result of the decreased levels of NCP shipments, lower pricing and unabsorbed fixed overhead resulting from low production levels.

     Selling, general and administrative expenses decreased $7.8 million, or 24.4%, primarily as a result of an ongoing cost reduction program in which the Bowling Products organization has been streamlined in order to reduce expenses. Such cost reduction has served to partially offset the impact of lower sales volume and unit pricing on EBITDA.

     Bowling Products recurring EBITDA decreased $4.0 million, or 47.1%, from $8.5 million in the first nine months of 1998 to $4.5 million in the first nine months of 1999, and the Bowling Products recurring EBITDA margin decreased from 5.6% in the first nine months of 1998 to 3.4% in the first nine months of 1999 primarily as a result of lower revenue and gross profit which exceeded the effect of savings achieved through cost reductions.

CONSOLIDATED

NONRECURRING RESTRUCTURING AND SPECIAL CHARGES

     During the third quarter of 1999, the Company recorded restructuring charges of approximately $7.5 million that were related primarily to a plan to reorganize and downsize the Bowling Products business in response to market weakness in the Asia Pacific region and increased competition which has negatively and materially impacted NCP sales and profitability. The restructuring plan was developed in conjunction with a strategic business assessment performed by Bain & Co. and was designed to reduce the overall volatility of the Bowling Products business. The restructuring charges relate primarily to employee termination benefits, asset write-offs and contract cancellations.

     In addition, the strategic assessment by Bain & Co. led to programs designed to improve product line profitability and quality. This assessment was a catalyst to the Company recording certain charges. These charges, along with additional reserves (collectively, the "Special Charges") recorded by the Company totaled $27.5 million. The Special Charges are non-cash, relate primarily to receivables and inventory write-offs and are included within operating expenses. The Company's Fourth Amended and Restated Credit Agreement dated as of June 14, 1999 (the "Credit Agreement") allows Bowling Worldwide to exclude the restructuring and Special Charges for covenant purposes. See "Note
5. Long-Term Debt and Recapitalization Plan" in the Notes to Condensed Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $6.7 million, or 21.7%, in the third quarter of 1999, and $16.2 million, or 18.5%, in the nine months ended September 30, 1999 compared with the same periods in 1998. The increase was attributable to depreciation of property and equipment of centers acquired and constructed since September 30, 1998, acceleration of the amortization schedule for the excess of the Company's investment over its equity in its Brazilian joint venture's net assets, and incremental depreciation expense incurred as a result of capital expenditures.

INTEREST EXPENSE

     Gross interest expense increased $0.2 million, or 0.6%, in the third quarter of 1999, and $11.0 million, or 13.0%, in the nine months ended September 30, 1999 compared with the same periods in 1998. Interest incurred on AMF's outstanding zero coupon convertible debentures due 2018 (the "Debentures") was higher in the first half of 1999 and lower in the third quarter of 1999, compared with the same periods in 1998, as a result of AMF's purchase on July 28, 1999 of 45.7% of the outstanding principal amount at maturity of Debentures in a tender offer in connection with the Company's recapitalization plan (see "Note 5. Long-Term Debt and Recapitalization Plan" in the Notes to Condensed Consolidated Financial Statements.) In addition, $1.8 million of deferred finance costs associated with a prior amendment to the Credit Agreement was expensed in the second quarter of 1999. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt and the Debentures. Non-cash bond interest amortization totaled $10.5 million and $33.8 million for the quarter and nine months ended September 30, 1999, respectively, compared to $11.0 million and $25.2 million for the quarter and nine months ended September 30, 1998, respectively.

INCOME TAXES

         As of December 31, 1998, the Company had net operating losses of approximately $194.5 million and foreign tax credits of $19.7 million that will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve, as of September 30, 1999, for $67.0 million related to net operating losses and foreign tax credits that the Company may not utilize prior to their expirations. The tax provision recorded for the nine months ended September 30, 1999 reflects valuation allowance of $21.4 million and certain international taxes.

NET LOSS BEFORE EXTRAORDINARY ITEM

     Net losses before extraordinary items in the third quarter and nine months ended September 30, 1999 totaled $109.5 million and $182.3 million, respectively, compared with net losses of $35.6 million and $72.0 million in the third quarter and nine months ended September 30, 1998, respectively. The increased loss of $73.9 million in the third quarter was primarily a result of nonrecurring restructuring charges and Special Charges of $7.5 million and $27.5 million, respectively, a difference of $37.7 million between the tax provision recorded in 1999 and tax benefit recorded in 1998, and the increase in depreciation and interest expenses. The increased loss of $110.3 million in the first nine months of 1999 was primarily a result of nonrecurring restructuring charges and Special Charges of $7.5 million and $27.5 million, respectively, a difference of $47.4 million between the tax provision recorded in 1999 and tax benefit recorded in 1998, decreases in Bowling Products revenue and EBITDA discussed above, and the increase in depreciation and interest expenses. The Company recorded $0.1 million and $5.8 million in equity in loss of joint ventures in the third quarter and nine months ended September 30, 1999, respectively, compared with equity in loss of joint ventures of $1.3 million and $2.9 million in the third quarter and nine months ended September 30, 1998, respectively.

EXTRAORDINARY ITEM

     As part of a recapitalization plan, AMF Bowling completed on July 28, 1999 an offering of rights to purchase shares of Common Stock and a tender offer for a portion of its outstanding principal amount at maturity of Debentures at a discount to carrying value. In the rights offering, AMF Bowling raised $120.0 million of gross proceeds in equity capital and issued 24.0 million additional shares of Common Stock at the subscription price of $5.00 per share. AMF Bowling purchased $514,286,000 in aggregate principal amount at maturity of the Debentures in the tender offer at a price of $140 per $1,000 principal amount at maturity. The Company used approximately $72.0 million of the proceeds from the rights offering to fund the purchase of the Debentures and recorded an extraordinary gain of approximately $64.5 million representing the difference between the accreted value of the Debentures purchased and the purchase price therefor. See "Note 5. Long-Term Debt and Recapitalization Plan" in the Notes to Condensed Consolidated Financial Statements.

NET LOSS AFTER EXTRAORDINARY ITEM

     Net losses after extraordinary items in the third quarter and nine months ended September 30, 1999 totaled $45.0 million and $117.8 million, respectively, compared with net losses of $35.6 million and $72.0 million in the third quarter and nine months ended September 30, 1998, respectively.

LIQUIDITY

     The Company's primary source of liquidity is cash provided by operations and funds available under credit facilities, as described below. Working capital on September 30, 1999 was $54.8 million compared to $70.6 million as of December 31, 1998, a decrease of $15.8 million. Decreases in working capital were primarily attributable to a decrease of $2.8 million in cash, a decrease of $13.2 million in inventory due to lower sale levels and Special Charges, an increase in accrued expenses of $3.1 million, an increase of $1.9 million in the current portion of long-term debt and an increase of $0.5 million in income taxes payable. These decreases in working capital were offset by an increase in working capital caused by an increase of $4.2 million in deferred taxes and other current assets, and a decrease of $1.5 million in accounts payable.

     Net cash flows used by operating activities were $10.7 million for the nine months ended September 30, 1999 compared to net cash flows used of $38.7 million for the nine months ended September 30, 1998, a difference of $28.0 million. An increase of $22.7 million was attributable to increased levels of accounts payable and accrued expenses; an increase of $47.9 million is due to deferred taxes; an increase of $12.6 million was attributable to decreased levels of other assets; an increase of $27.1 million was attributable to lower inventory balances resulting from lower Bowling Products sales volumes in 1999; an increase of $16.3 million was due to higher amounts of depreciation and amortization; an increase of $8.6 million was attributable to higher levels of bond amortization attributable to the Debentures; an increase of $2.9 million was due to the increased loss in equity of joint ventures caused by the Company's Brazilian joint venture results which were adversely impacted by a currency devaluation and a net increase of $0.2 million was attributable to changes in other operating activities. These increases were partially offset by a decrease of $45.8 million attributable to a net loss of $117.8 million recorded in the first nine months of 1999 compared with a net loss of $72.0 million in the same period in 1998 and a decrease of $64.5 million attributable to extraordinary item, net of tax.

     Net cash flows used in investing activities were $35.7 million for the nine months ended September 30, 1999 compared to net cash flows used of $219.2 million for the nine months ended September 30, 1998, a decrease of $183.5 million. Bowling Center acquisition spending decreased by $167.5 million and purchases of property and equipment decreased by $12.7 million in the first nine months of 1999 compared with the same period in 1998. In the first nine months of 1999, one center was purchased compared with 77 centers in the same period in 1998. Investments in and advances to joint ventures were zero in the first nine months of 1999 compared with $2.6 million in the same period in 1998. Proceeds from the sale of property and equipment increased $0.7 million. See "Note 7. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activities.

     Net cash provided by financing activities was $43.8 million for the nine months ended September 30, 1999 compared to net cash provided of $272.3 million for the nine months ended September 30, 1998, a difference of $228.5 million. Proceeds from long term debt decreased $484.6 million. Borrowings under the Credit Agreement decreased $211.5 million as a result of the curtailment of the pace of acquisitions. Additionally, the Debentures were issued on May 12, 1998 for net proceeds of approximately $273.1 million. Payments on long-term debt decreased $137.5 million primarily because $249.6 million of the proceeds of the Debentures was used to pay down the Bank Facility under the Credit Agreement. In accordance with the terms of the Credit Agreement, scheduled principal payments in the first nine months of 1999 were $3.1 million higher than payments made in the same period in 1998. Additionally, in the first nine months of 1999, $37.0 million was paid against amounts outstanding under the Bank Facility and the Company used approximately $72.0 million of the proceeds from the rights offering to fund the purchase in the tender offer of the Debentures in July 1999. In the first nine months of 1999, $119.7 million was provided from net proceeds of the rights offering. In the first nine months of 1998, $1.9 million of Common Stock was issued, of which $1.2 million was attributable to shares issued in the acquisition of the Active West chain of bowling centers and $0.7 million was attributable to shares issued upon exercise of employee stock options. Expenses of the Initial Public Offering totaling $0.7 million were paid in 1998. See "Note 5. Long-Term Debt and Recapitalization Plan" and "Note 7. Acquisitions" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources".

     As a result of the aforementioned, cash decreased by $2.8 million for the nine months ended September 30, 1999 compared with an increase of $18.4 million for the nine months ended September 30, 1998.

CAPITAL RESOURCES

     The Company's total indebtedness is primarily a result of the financing of the acquisition of the Company in 1996 by an investor group led by affiliates of Goldman, Sachs & Co. (the "Acquisition") and the Company's bowling center acquisition program. At September 30, 1999, the Company's debt consisted of $580.3 million of borrowings under the Credit Agreement and a mortgage (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's senior subordinated notes ("Subsidiary Senior Subordinated Notes"), $233.1 million of Bowling Worldwide's senior subordinated discount notes ("Subsidiary Senior Subordinated Discount Notes"), and $169.7 million of Debentures. At September 30, 1999, the Company's Senior Debt consisted of $399.3 million outstanding under term loan facilities under the Credit Agreement (the "Term Facilities"), $179.0 million outstanding under a non-amortizing revolving credit facility under the Credit Agreement (the "Bank Facility") and $2.0 million represented by one mortgage note.

     The Company has the ability to borrow for general corporate purposes and, to a limited extent, for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At September 30, 1999, $179.0 million was outstanding and $176.0 million was available for borrowing under the Bank Facility subject to certain limitations regarding acquisitions and capital expenditures. Between September 30, 1999 and October 31, 1999, there were $10.0 million in additional borrowings and $5.0 million in payments resulting in a balance, as of October 31, 1999, of $184.0 million under the Bank Facility.

     In connection with the Company's recapitalization plan, the lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications. See "Note 5. Long-Term Debt and Recapitalization" in the Notes to Condensed Consolidated Financial Statements. Bowling Worldwide is in compliance with the amended covenants as of September 30, 1999. In this connection, AMF Bowling made a contribution of $1.0 million as equity to Bowling Worldwide on November 8, 1999 to meet EBITDA requirements under its financial covenant tests as of September 30, 1999. Management believes that Bowling Worldwide will remain in compliance for the remainder of 1999 including the effect of a presently anticipated equity contribution as permitted under the Credit Agreement. The Credit Agreement permits AMF Bowling to make an additional equity contribution during the remainder of 1999 as specified above. Any downturn in the current performance of Bowling Worldwide could result in non-compliance with these financial covenants. Failure by Bowling Worldwide to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

       During the first nine months of 1999, the Company funded its cash needs through the Bank Facility as well as cash flow from operations and cash balances. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the nine months ended September 30, 1999, the Company incurred cash interest expense of $60.0 million, representing 67.5% of recurring EBITDA for the period. For the nine months ended September 30, 1998, the Company incurred cash interest expense of $57.9 million, representing 65.5% of EBITDA for the period.

     The indentures governing the Subsidiary Senior Subordinated Notes and the Subsidiary Senior Subordinated Discount Notes (together with the Subsidiary Senior Subordinated Notes, the "Subsidiary Notes") and certain provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of September 30, 1999, the Company was in compliance with all of its covenants.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Subsidiary Notes for the remainder of 1999 and the year 2000. In the calendar year 2001, principal payment obligations under the facilities of the Credit Agreement increase significantly and cash interest becomes payable on the Subsidiary Senior Subordinated Discount Notes. Based on current levels of performance, the Company anticipates that refinancing will be required to meet the Company's financial requirements for calendar years after 2000. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to meet its payment obligations under its indebtedness, or make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms or at all.

CAPITAL EXPENDITURES

     For the nine months ended September 30, 1999, the Company's capital expenditures were $35.0 million compared to $47.7 million for the nine months ended September 30, 1998, a decrease of $12.7 million. Bowling Centers maintenance and modernization expenditures decreased $2.7 million. Bowling Products expenditures decreased $3.5 million. Company-wide information systems expenditures increased $0.9 million. Investments in Xtreme (TM) bowling equipment at various AMF bowling centers increased by $0.2 million. Capital expenditures for new centers were $5.1 million higher in 1998 due to the construction of a Michael Jordan Golf Center. In 1999, other expenditures decreased $2.5 million.

     While the Company's intention is to continue consolidating the U.S. bowling center industry by acquiring additional bowling centers, the Company will evaluate acquisitions on a more selective basis and will consider acquisition targets which meet specific operating and valuation parameters. At the same time, management will continue its focus on improving financial performance of its current centers. As of October 31, 1999, the Company had no formal commitments to build or acquire bowling centers. The Company has committed to build one Michael Jordan Golf Center in 2000.

     The Company has funded its capital expenditures from cash generated by operations and, with respect to the construction and acquisition of new centers, internally-generated cash, the Bank Facility and issuances of Common Stock. See "Note 7. Acquisitions" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources."

     In connection with the Company's recapitalization plan, the lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications. See "Note 5. Long-Term Debt and Recapitalization Plan" in the Notes to Condensed Consolidated Financial Statements.

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

     The continuing economic difficulties in the Asia Pacific region have had and will continue to have a material adverse impact on NCP sales. One of the reasons for the decline in NCP sales is the limited availability of financing for customers desiring to build new bowling centers, especially in the Asia Pacific region. In addition, Zhonglu became a significant competitor in China. On June 13, 1999, AMF Bowling Products signed a three-year joint distribution agreement with Zhonglu. Under the terms of the agreement, Zhonglu became the exclusive distributor of AMF products and parts in China, and Bowling Products became the exclusive distributor of Zhonglu bowling products and parts outside China. These agreements are intended to improve Bowling Products' competitive position in both China and other developing markets. However, there is no assurance that such an improvement will occur.

     NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 42.9% of total NCP unit sales for the nine months ended September 30, 1999 compared to 52.8% for the year ended December 31, 1998.

     China has strengthened its import restrictions by requiring the payment of full customs duties and value-added taxes on the importation of new and used capital goods. The Chinese government has also begun to prohibit importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chinese companies, however, are not subject to the same restrictions. For example, in addition to being the exclusive distributor of AMF Products Zhonglu produces locally and sells bowling equipment that is not subject to the customs duties or permit requirements that affect the Company's imported equipment. Zhonglu has experienced significant acceptance by local customers. These Chinese import restrictions have had, and for the foreseeable future management believes will continue to have, an adverse effect on the Bowling Products business.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the nine months ended September 30, 1999, revenue and recurring EBITDA of international bowling centers represented 17.2% and 29.9% of consolidated revenue and recurring EBITDA, respectively. For the nine months ended September 30, 1998, revenue and EBITDA of international bowling centers represented 16.2% and 26.6% of consolidated revenue and EBITDA, respectively. For the year ended December 31, 1998, revenue and EBITDA of international bowling centers represented 15.7% and 24.3% of consolidated revenue and EBITDA, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective for the quarter ended March 31, 2001, the Company will be required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of this standard will have a material adverse impact on the Company's financial position or results of operations.

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

         The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

         IT. The Company has a number of financial, retail and operational systems worldwide. The retail systems in many of its bowling centers are already Year 2000 compliant. The effort to complete the Year 2000 conversions within the bowling centers is 98% complete. Several manufacturers of the computer systems used in certain centers went out of business in 1999 thus hampering the conversion efforts. The Company is responding by replacing the systems of those manufacturers with systems from other manufacturers that are Year 2000 compliant. The Company has installed new financial and operational systems at several locations. In connection with this effort, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. The financial and operational systems have been installed for U.S. Bowling Centers and Bowling Products operations, European Bowling Centers and Bowling Products operations and corporate. Existing systems in the Asia Pacific Bowling Centers and Bowling Products operations are Year 2000 compliant. In 1997, 1998 and for the nine months ended September 30, 1999, the Company spent approximately $12.6 million, $4.1 million and $7.1 million, respectively, on systems that are designed to be Year 2000 compliant. The Company expects to spend an additional $0.5 million to complete the installation. These costs include normal system software and equipment upgrades or replacements that the Company anticipated incurring and budgeted in the normal course of business, separate from the Year 2000 issue.

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

         Third Party Risk. The Company's review of its Third Party Risk includes detailed reviews of critical relationships with vendors and certain business partners. The Company is monitoring and assessing the progress of its vendors and certain business partners to determine whether they will be able to successfully interact with the Company in the Year 2000. The Company has contacted 100% of its critical vendors regarding their Year 2000 readiness. Approximately 99% of the Company's critical vendors have provided oral or written confirmation that they are Year 2000 compliant. The Company is currently awaiting response from the remainder of its critical vendors.

     If the steps taken by the Company and its vendors and certain business partners to be Year 2000 compliant are not successful, the Company could experience various operational difficulties. These could include, among other things, processing transactions to an incorrect accounting period, difficulties in posting general ledger interfaces and lapse of certain services by vendors to the Bowling Centers operations. If the Company's installation of new systems which effectively address the Year 2000 issue is not successful, the Company may need to devote more resources to the process and additional costs may be incurred. The Company believes that the Year 2000 issue has been and is being appropriately addressed through the implementation of these new systems and software development and by its critical vendors and certain business partners and does not expect the Year 2000 issue to have a material adverse impact on the financial position, results of operations or cash flows of the Company in future periods. However, should the remaining review of the Company's Year 2000 risks reveal potentially non-compliant computer systems or material third parties, contingency plans will be developed at that time.

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

     On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against the Company, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co. Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased the Common Stock in the Initial Public Offering or within 25 days of the effective date of the registration statement relating to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     10.1 Employment Agreement, dated as of August 4, 1999, between AMF Bowling, Inc. and Stephen E. Hare.
     27.1     Financial Data Schedule for the nine months ended September 30,
              1999.


(b) REPORTS ON FORM 8-K:

         1. A Current Report on Form 8-K was filed on July 30, 1999, with respect to the July 29, 1999 announcement by AMF Bowling, Inc. of the completion of its rights offering and the final results of the tender offer for a portion of its outstanding zero coupon convertible debentures due 2018.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling, Inc.
(Registrant)


 /s/ Stephen E. Hare                                           November 15, 1999
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)


 /s/ Michael P. Bardaro                                        November 15, 1999
---------------------------------
Michael P. Bardaro
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)