Form 10-K
period 1999-12-31
AMF BOWLING INC
filed 2000-03-24
CIK 1044612

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1999
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-
   CHANGE ACT OF 1934 (NO FEE REQUIRED)

                       Commission File Number 001-13539

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                 Name of Each Exchange on Which Registered
             -------------------                 -----------------------------------------
   Common Stock, par value $.01 per share                 New York Stock Exchange

                               ----------------

         Securities registered pursuant to Section 12 (g) of the Act:

                                     None

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 6, 2000, 83,597,550 shares of Registrant's common stock, par value $.01, were outstanding. Of the total outstanding shares, 19,883,691 shares were held by non-affiliates at an aggregate market value of $51.0 mil-lion on March 6, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such Proxy Statement, except for the parts therein that have been specifically in-corporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

General Development of Business

   AMF Bowling, Inc. ("AMF Bowling") was incorporated in Delaware in 1996 by an investor group led by GS Capital Partners II, L.P. (together with affili-ated investment funds, "GSCP"), an affiliate of Goldman, Sachs & Co. AMF Group Holdings Inc. ("AMF Group Holdings"), a wholly-owned subsidiary of AMF Bowl-ing, acquired all of the outstanding stock of the separate U.S. and foreign corporations that constituted substantially all of the Company's predecessor (the "Predecessor Company") for a total purchase price of approximately $1.37 billion (the "Acquisition").

   In November 1997, AMF Bowling issued 15,525,000 shares of its common stock at $19.50 per share pursuant to an initial public offering (the "Initial Pub-lic Offering").

   AMF Bowling conducts all of its business through subsidiaries and provides certain limited management service operations to its subsidiaries. Unless the context indicates otherwise, the terms "Company" or "AMF" as used herein refer to AMF Bowling (the "Registrant") and its subsidiaries.

   AMF is the largest owner or operator of bowling centers in the United States and worldwide. In addition, the Company is one of the world's leading manufacturers of bowling center equipment, accounting for, management be-lieves, approximately 40% of the world's current installed base of such equip-ment. AMF is principally engaged in two business segments: (i) the ownership or operation of bowling centers ("Bowling Centers"), consisting, as of Decem-ber 31, 1999, of 417 U.S. bowling centers and 122 international bowling cen-ters including 15 centers operated by joint ventures with third parties de-scribed below and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, and certain spare and consumable products, and the resale of allied products such as bowling balls, bags, shoes and certain other spare and con-sumable products ("Bowling Products"). The Bowling Products business consists of two categories: (a) New Center Packages ("NCPs") (all of the equipment nec-essary to outfit a new bowling center or expand an existing bowling center) and (b) Modernization and Consumer Products (which includes modernization equipment used to upgrade an existing center, spare parts, supplies and con-sumable products essential to maintain operations of an existing center). See "Note 17. Business Segments" in the Notes to Consolidated Financial Statements for financial information about AMF's business segments.

   From May 1996 to December 1999, the Company acquired 230 centers in the U.S. and, as of February 29, 2000, owns or operates 417 U.S. centers. In addi-tion, in 1997 and 1998, the Company acquired 33 centers in selected interna-tional markets and, as of February 29, 2000, owns or operates 122 interna-tional centers, including 15 joint venture centers. In 1997, the Company entered into two joint ventures which operate one bowling center in China and 14 bowling centers in Brazil and Argentina, respectively. AMF also manufac-tures and sells the PlayMaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company which currently operates two golf practice ranges. The Company has agreed to build or acquire one addi-tional golf practice range by the end of 2000. See "Item 6. Selected Financial Data", and "Note 15. Acquisitions" and "Note 16. Joint Ventures" in the Notes to Consolidated Financial Statements for discussions regarding acquisitions and joint ventures.

Business Segments

 Bowling Centers

   In the United States, AMF is the largest operator of bowling centers, with 417 bowling centers (as of February 29, 2000) in 40 states and Puerto Rico. Outside the United States, AMF is also the largest operator of bowling cen-ters, with (as of February 29, 2000) 122 centers in ten countries: Australia
(46), the United Kingdom (37), Mexico (9), Japan (4), China (including Hong
Kong) (5), Argentina (2), Brazil (12), France (4), Spain (2), and Canada (1). Of the U.S. centers, 207 were acquired as part of the Acquisition, 230 were acquired thereafter and two were constructed. AMF has closed 22 centers since the Acquisition. Of the international centers, 78 were acquired as part of the Acquisition, 33 were acquired thereafter, including 22 in the United Kingdom, ten in Australia and one in France. One center each in Japan and China was closed, and one each in Switzerland and China was sold. The international centers include one in China, two in Argentina and 12 in Brazil, which are operated as part of two joint ventures.

   The Bowling Centers business derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources such as shoe rental, amusement games, billiards and pro shops. In 1999, bowl-ing, food and beverage and other revenue represented 58.4%, 27.3% and 14.3% of total Bowling Centers revenue, respectively.

   Bowling revenue, the largest portion of a bowling center's revenue and profitability, is derived from league, tournament and recreational play, which represents managed, or scheduled (i.e. birthday or corporate parties), and open, or unscheduled play. Food and beverage sales occur primarily through snack bars that offer snack foods, soft drinks and, at most centers, alcoholic beverages. Since the Acquisition, AMF acquired several centers with large sports bars that provide a large portion of such centers' revenue. Other reve-nue is derived from shoe rental and the operation of amusement games, bil-liards and pro shops. Shoe rental is driven primarily by recreational bowlers who usually do not own bowling shoes.

 Bowling Products

   The Company manufactures and sells bowling center equipment, including au-tomatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare and modernization parts, and resale products, such as bowling balls, bags, shoes and other bowlers' aids, sold primarily through pro shops. The Bowling Products business consists of two categories: (i) NCPs and
(ii) Modernization and Consumer Products.

   NCPs include the bowling equipment necessary to outfit new or expand exist-ing bowling centers, such as lanes, pinspotters, automatic scoring equipment, bowler seating, ball returns, masking units and bumpers. NCP sales generally follow the trends in the growth of bowling. Traditionally, as bowling is in-troduced and becomes popular in new markets, the economics of constructing and operating bowling centers become attractive and drive demand for NCPs. For at least the last 15 years, the majority of NCP sales have been to international markets. Until 1998, this trend was fueled by the growth of bowling in several countries, particularly China, South Korea and Taiwan. The economic difficul-ties in the Asia Pacific region resulted in a significant reduction in NCP sales in that region during 1998 and 1999 and are expected to continue to have a material adverse impact on NCP sales. In addition, Shanghai Zhonglu Indus-trial Corporation ("Zhonglu") became a significant competitor with Bowling Products in China. Bowling Products signed 3-year joint distribution agree-ments in June 1999 with Zhonglu whereby Zhonglu became the exclusive distribu-tor of AMF products and parts in China, and Bowling Products became the exclu-sive distributor of Zhonglu bowling products and parts outside China. See "-- Business Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Bowling Products."

   Sales of Modernization and Consumer Products to bowling center operators who manage the installed base of bowling equipment have traditionally provided a somewhat more stable base of recurring revenue on an annual basis. These products include modernization equipment, both proprietary and standard spare parts for existing equipment and other products including pins, shoes and sup-plies. Some of these products, such as bowling pins, should be replaced on ap-proximately an annual basis to maintain a center, while certain less frequent investments in other equipment are necessary to modernize a center and are of-ten required to maintain a customer base. AMF also sells resale products in-cluding balls, bags and apparel for consumer purchase and use.

   In addition to bowling equipment and supplies, AMF manufactures and sells billiards tables under the PlayMaster, Highlander and Renaissance brand names.

Business Strategy

   The Company is pursuing a three-part strategy to create a nationally recog-nized chain of bowling centers through consolidation of the bowling center in-dustry and national marketing programs in the U.S. and selected international markets, leverage the AMF brand and strong base of installed bowling equipment to grow sales of bowling products globally and become the employer of choice in its industry.

   With respect to Bowling Centers, the Company curtailed its acquisitions in 1999 to focus on improving center operations and financial performance which is fundamental to its strategy to create a nationally recognized chain. In connection with this effort, the Company conducted a strategic business review in which certain performance drivers and revenue opportunities were identi-fied, recruited a new and experienced operating management team, and developed a customer satisfaction model which incorporates center performance drivers into seven critical success factors.

   These critical success factors are (i) value, or the relationship between price and the service provided, (ii) bowling equipment including lanes, pinspotters and scoring; (iii) location; (iv) quality of interior and exterior facilities; (v) quality of food and beverage offerings; (vi) marketing pro-grams that drive trial and repeat customer visits and (vii) customer service. The Company is in the process of identifying the acceptable level of perfor-mance in each of the seven critical success factors, and will provide these to each center to determine the specific actions necessary to bring each center up to a standard level of performance. The Company expects to focus efforts on maximizing customer service performance in order to attract and retain more bowlers, thereby creating a sustainable competitive advantage. The Company is also focused on creating standard operating procedures, training programs and improving information systems in the bowling centers. Improvements in these areas are intended to facilitate better execution of customer service and mar-keting programs and provide better data designed to help management proactively direct the business. Marketing programs will focus in two key areas: (i) developing national programs that leverage the efficiencies of the total chain and add value to individual centers and (ii) developing a "Best Practices" process to share successful regional programs.

   While the Company's intention is to continue consolidating the U.S. bowling center industry by acquiring additional bowling centers, the Company announced in January 2000 that it will resume acquisitions on a more selective basis and will consider acquisition targets which meet specific operating and valuation parameters. At the same time, management will continue its focus on improving financial performance of its current centers. The Company had no commitment to purchase any bowling centers as of February 29, 2000.

   The Company's Bowling Products business markets and distributes bowling products in global markets. In response to market conditions experienced in 1998 and 1999, Bowling Products enacted a comprehensive cost reduction program that lowered manufacturing and global selling, general and administrative costs and initiated several distributor relationships for selected product lines. Additionally, Bowling Products signed 3-year joint distribution agree-ments in June 1999 with Zhonglu whereby Zhonglu became the exclusive distribu-tor of AMF products and parts in China, and Bowling Products became the exclu-sive distributor of Zhonglu bowling products and parts outside China. These agreements are intended to improve Bowling Products' competitive position in China and broaden Bowling Products product offering in developing markets. The Company developed a customer satisfaction model for Bowling Products, and identified eight critical success factors which are (i) value, (ii) technical support, (iii) product quality, (iv) financing capabilities, (v) order ful-fillment, (vi) sales support, (vii) product innovation and (viii) installa-tion. Bowling Products will identify and strive to achieve a standard level of performance in each of these factors. The Company will focus efforts on prod-uct quality in order to create a sustainable competitive advantage, and will concentrate on order fulfillment in an effort to improve performance levels. Bowling Products continues to focus product development efforts on improving its current offerings and introducing new products that will appeal to a worldwide base of center operators. These initiatives are designed to expand the Company's presence in the relatively more stable Modernization and Con-sumer Products markets. To support these efforts, Bowling Products has reorga-nized its product management organization and is implementing a worldwide product line focused financial system.

   Management recognizes that, in order to become the employer of choice in its industry, the Company must cultivate, retain and attract enthusiastic and motivated employees. In this connection, AMF broadened stock option award dis-tributions to include all center managers, enhanced Company benefits plans and improved the working environment in its three manufacturing facilities. The Company continues its development of a competitive compensation structure and now provides communication channels which allow employees to provide input into decisions affecting their work environments. These initiatives are in-tended to improve employee morale and motivation which are key drivers of cus-tomer satisfaction. Management believes that improved customer satisfaction should lead to improved financial performance of the Company.

Seasonality and Market Development Cycles

   The financial performance of Bowling Centers' operations is seasonal. Cash flows typically peak in the winter when U. S. leagues are most active and reach their lows in the summer. While the geographic diversity of the Company's Bowling Centers' operations has helped reduce this seasonality in the past, the increase in U.S. centers resulting from acquisitions has in-creased the seasonality of that business.

   Modernization and Consumer Products sales also display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Prod-ucts, is driven by the beginning of league play in the fall of each year. While operators purchase consumer products generally throughout the year, they often place larger orders during the summer in preparation for the start of league play in the fall. Summer is also generally the peak period for instal-lation of modernization equipment. Operators typically sign purchase orders for modernization equipment during the first four months of the year after they receive winter league revenue indications. Equipment is then shipped and installed during the summer when leagues are generally less active. However, sales of some modernization equipment such as automatic scoring and synthetic lanes are less predictable and fluctuate from year to year because of the longer life cycle of these major products.

   While NCP sales are slightly seasonal, sales of NCPs can fluctuate dramati-cally as a result of economic fluctuations in international markets, as seen in the reduction of sales of NCPs since 1998 to markets in the Asia Pacific region following economic difficulties in that region.

Industry and Competition

 Bowling Centers

   Bowling is both a competitive sport and a recreational entertainment activ-ity and faces competition from numerous alternative activities. The success of AMF's bowling operations is subject to consumers' continued interest in bowl-ing, the availability and affordability of other sports and recreational and entertainment alternatives, the amount of customer leisure time, as well as various other social and economic factors over which AMF has no control.

   The Company's centers also compete with other bowling centers. The Company competes primarily through customer service as well as the quality of its bowling equipment, location, facilities, food and beverage offerings and mar-keting programs. See "--Business Strategy" and "Management's Discussion of Fi-nancial Condition and Results of Operations--Bowling Centers."

   As shown in the following table, the U.S. bowling center industry is highly fragmented, and consists of two relatively large bowling center operators, AMF (which had 417 U.S. centers as of December 31, 1999) and Brunswick Corporation ("Brunswick") (which had approximately 114 U.S. centers as of December 31,
1999), three medium-sized chains, which together account for 54 bowling cen-ters, and over 5,000 bowling centers owned by single-center and small-chain operators, which typically own four or fewer centers. The top five operators (including AMF) account for approximately 10.5% of the total number of U.S. bowling centers.

                        U.S. BOWLING CENTER INDUSTRY(a)

                                                                Number of % of
   Operator                                                     Locations Total
   --------                                                     --------- -----
   AMF.........................................................     417     7.5%
   Brunswick...................................................     114     2.0
   Bowl America................................................      21     0.4
   Mark Voight.................................................      18     0.3
   Bowl New England............................................      15     0.3
                                                                  -----   -----
     Subtotal..................................................     585    10.5
   Single-center and small-chain operators.....................   5,002    89.5
                                                                  -----   -----
     Total.....................................................   5,587   100.0%
                                                                  =====   =====

--------
(a) AMF estimate at December 31, 1999.

   The international bowling center industry is also highly fragmented. There are typically few chain operators in any one country and a large number of single-center operators. AMF generally enjoys a relative size advantage (i.e., a larger number of lanes per center), and is competitively well-positioned in Australia, the United Kingdom and Mexico.

   In the United States, the operation of bowling centers generally has been characterized by slightly declining lineage (number of games bowled per lane per day). The Company's bowling centers business has experienced and is con-tinuing to experience a decline in lineage. This decline has been primarily caused by a decrease in the number of league bowlers. While more people are bowling at AMF's bowling centers, they are bowling less often. As part of the Company's recent efforts to focus on improving the financial performance of the Company's existing centers, AMF is seeking to improve lineage at the Company's bowling centers; however, there can be no assurances that lineage will increase or that the lineage will not further decline. In 1999, the U. S. constant centers lineage declined slightly and was more than offset with price increases yielding a net constant center revenue growth. See "--Business Strategy" for a discussion of the Company's business strategy for its bowling centers. Internationally, although trends vary by country, certain of the mar-kets in which AMF operates have experienced increasing competition as they have matured, resulting in declining lineage.

 Bowling Products

   AMF and Brunswick are the two largest manufacturers of bowling center equipment, and are the only full-line manufacturers of bowling equipment and supplies that compete on a global basis. The Company also competes with small-er, often regionally focused companies in certain product lines. See "--Inter-national Operations" for a discussion of additional factors that may affect the international operations of Bowling Products. Management estimates that AMF accounts for approximately 40% of the worldwide installed base of bowling center equipment.

International Operations

   The Company's international operations are subject to the usual risks in-herent in operating abroad, including, but not limited to, currency exchange rate fluctuations, economic and political fluctuations and destabilization, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the United States affecting trade, international in-vestment and loans, and foreign tax law changes.

   The Company has a history of operating in a number of international mar-kets, in some cases, for over 30 years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthen-ing U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

   Foreign currency exchange rates also impact the translation of operating results from international bowling centers. Revenue and recurring EBITDA (as defined in "Item 6. Selected Financial Data") of international bowling centers represented 17.0% and 26.2% of consolidated revenue and recurring EBITDA, re-spectively, in 1999. Revenue and EBITDA of international bowling centers rep-resented 15.7% and 24.3% of consolidated revenue and EBITDA, respectively, in 1998.

   NCP unit sales to China, Japan and other countries in the Asia Pacific re-gion represented 43.0% of total NCP unit sales in 1999 compared to 52.8% in 1998. The economic difficulties in the Asia Pacific region have had and will continue to have a material adverse impact on NCP sales. One of the reasons for the decline in NCP sales is the limited availability of financing for cus-tomers desiring to build new bowling centers, especially in the Asia Pacific region. In addition, Zhonglu became a significant competitor in China. On June 13, 1999, AMF Bowling Products signed three-year joint distribution agreements with Zhonglu. Under the terms of the agreement, Zhonglu became the exclusive distributor of AMF products and parts in China, and Bowling Products became the exclusive distributor of Zhonglu's bowling products and parts outside Chi-na. These agreements are intended to improve Bowling Products' competitive po-sition in both China and other developing markets. However, there is no assur-ance that such an improvement will occur. See "--Business Segments--Bowling Products" for additional discussion of the Zhonglu agreements.

   China strengthened enforcement of its import restrictions including requir-ing the payment of full customs duties and value-added taxes on the importa-tion of new and used capital goods. The Chinese government also began to pro-hibit importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chi-nese companies, however, are not subject to the same restrictions. For exam-ple, in addition to being the exclusive distributor of AMF products, Zhonglu produces locally and sells bowling equipment that is not subject to the cus-toms duties or permit requirements that affect the Company's imported equip-ment. Zhonglu has experienced significant acceptance by local customers. Man-agement believes that these import restrictions will continue for the foreseeable future.

   See "Note 17. Business Segments" and "Note 18. Geographic Segments" in the Notes to Consolidated Financial Statements for additional financial informa-tion concerning the Company's operations in different geographic areas.

Employees

 Bowling Centers

   As of December 31, 1999, Bowling Centers had approximately 15,568 full- and part-time employees worldwide. The Company believes that its relations with its Bowling Centers employees are satisfactory.

                                                                     Number of
   Country                                                          Employees(a)
   -------                                                          ------------
   United States...................................................    12,929
                                                                       ------
   International:
     Australia.....................................................     1,300
     United Kingdom................................................       852
     Mexico........................................................       228
     China (including Hong Kong)...................................        80
     France........................................................        58
     Japan.........................................................        66
     Spain.........................................................        33
     Canada........................................................        22
                                                                       ------
       Total International.........................................     2,639
                                                                       ------
       Total Worldwide.............................................    15,568
                                                                       ======
--------
(a) Numbers vary depending on the time of year.

 Bowling Products

   As of December 31, 1999, Bowling Products had approximately 957 full-time employees worldwide. The Company believes that its relations with its Bowling
Products employees are satisfactory. Employees are divided along functional lines as shown in the table below.

                                                                     Number of
   Segment                                                           Employees
   -------                                                          ------------
   Manufacturing...................................................       697
                                                                       ------
   Sales:
     Asia Pacific..................................................        92
     Europe........................................................        83
     Americas......................................................        78
     Australia.....................................................         7
                                                                       ------
       Total Sales.................................................       260
                                                                       ------
       Total Worldwide.............................................       957
                                                                       ======

 Corporate

   As of December 31, 1999, corporate had approximately 166 full-time employ-ees. The Company believes that its relations with its corporate employees are satisfactory.

ITEM 2. PROPERTIES

Bowling Centers

   As of December 31, 1999, AMF operated 417 bowling centers and related fa-cilities in the United States and 122 centers in ten other countries. A re-gional list of these facilities is set forth below:

                                 U.S. CENTERS

                                             Number of  Number of
   Region                                    Districts Locations(a) Owned Leased
   ------                                    --------- ------------ ----- ------
   Northeast................................      5         67        41    26
   Mid-Atlantic.............................      6         66        42    24
   Southeast................................      5         66        45    21
   Southwest................................      6         71        56    15
   Midwest..................................      5         67        46    21
   West.....................................      6         79        33    46
                                                ---        ---       ---   ---
       Total................................     33        416       263   153
                                                ===        ===       ===   ===

--------
(a) AMF operates one center for an unrelated party. This center is neither owned nor leased by AMF and, therefore, is not included in the foregoing table. In addition, the Company operates two golf practice ranges, one each in Aurora, Illinois and Charlotte, North Carolina.

                             INTERNATIONAL CENTERS

                                                        Number of
   Country                                             Locations(a) Owned Leased
   -------                                             ------------ ----- ------
   Australia..........................................      46        27    19
   United Kingdom.....................................      37        14    23
   Mexico.............................................       9         5     4
   China..............................................       4         0     4
   Japan..............................................       4         0     4
   France.............................................       4         1     3
   Spain..............................................       2         0     2
   Canada.............................................       1         1     0
                                                           ---       ---   ---
       Total..........................................     107        48    59
                                                           ===       ===   ===

--------
(a) The table excludes one bowling center operated by the Company's Hong Leong joint venture and 14 bowling centers operated by its Playcenter joint ven-ture. See "Business--General Development of Business."

   AMF's leases are subject to periodic renewal. Forty-two of the U.S. centers have leases that expire during the next three years. Twenty-six of such leases have renewal options. Fifteen of the international centers have leases that expire during the next three years. Nine of such leases have renewal options. For information concerning major encumbrances on Company-owned real estate, see "Note 8. Long-Term Debt and Recapitalization Plan" in the Notes to Consol-idated Financial Statements.

Bowling Products

   As of December 31, 1999, AMF owned or leased facilities at three locations in the United States, two of which are used for its Bowling Products business and one of which is used for its billiards business. AMF also leased facili-ties at 13 international locations that are used as offices or warehouses. For information concerning major encumbrances on Company-owned real estate, see "Note 8. Long-Term Debt and Recapitalization Plan" in the Notes to Consoli-dated Financial Statements.

                                U.S. Facilities

                                                  Approximate
 Location                  Products              Square Footage Owned/Leased
 --------                  --------              -------------- ------------
 Richmond, VA World headquarters, pinspotters,      360,000         Owned
              automatic scoring, synthetic
              lanes, other capital equipment,        54,000        Leased
              consumer products, used
              pinspotters and lane maintenance
              equipment

 Lowville, NY Pins and wood lanes                   171,000         Owned

 Bland, MO    Billiard tables (AMF Billiards        109,210         Owned
              and Games)

                                                     44,373        Leased

                           International Facilities

                                                    Approximate
                                                      Square
Location                           Functions          Footage       Owned/Leased
--------                           ---------        -----------     ------------
Emu Plains, Australia                Office              400           Leased
                                   Warehouse          10,100           Leased
Hong Kong                            Office            2,500           Leased
Shanghai, China                      Office              400           Leased
Levallois-Perret, France             Office              984           Leased
                                   Warehouse           1,470           Leased
Mainz-Kastel, Germany                Office              656           Leased
                                   Warehouse           1,650           Leased
Bangalore, India                     Office            1,050           Leased
New Delhi, India                     Office            2,000           Leased
Yokohama, Japan                      Office            4,626           Leased
                                   Warehouse           8,888           Leased
                                 Service Center        1,634           Leased
Seoul, South Korea                   Office            5,119           Leased
                                   Warehouse           7,472           Leased
Mexico City, Mexico                  Office            1,300           Leased
                                   Warehouse          11,431           Leased
Warsaw, Poland                       Office              209           Leased
Granna, Sweden                       Office            4,515           Leased
                                   Warehouse          12,705           Leased
Hemel Hempstead, United
 Kingdom                             Office           11,500           Leased
                                   Warehouse          11,770           Leased

ITEM 3. LEGAL PROCEEDINGS

   On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subse-quently been amended to, among other things, include additional named plain-tiffs. The plaintiffs, as putative class representatives for all persons who purchased AMF Bowling Common Stock (the "Common Stock") in the Initial Public Offering or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly in-accurate and misleading disclosures in connection with and following the Ini-tial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.

   In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, discrimination claims, workers' compensation claims and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insur-ance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

Regulatory Matters

   There are no unique federal or state regulations applicable to bowling cen-ter operations or equipment manufacturing. State and local governments require establishments to hold permits to sell alcoholic beverages, and, although reg-ulations vary from state to state, once permits are issued, they generally re-main in place indefinitely (except for routine renewals) without burdensome reporting or supervision other than revenue tax reports.

Environmental Matters

   The Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes.

   The Company currently and from time to time is subject to environmental claims. In management's opinion, the various claims in which the Company cur-rently is involved are not likely to have a material adverse impact on its fi-nancial position or results of operations. However, it is not possible to en-sure the ultimate outcome of such claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                       EXECUTIVE OFFICERS OF AMF BOWLING

   The following table sets forth information concerning the executive offi-cers of AMF Bowling:

 Name                          Age Position
 ----                          --- --------
                                   Director; President and Chief Executive
 Roland C. Smith.............   45  Officer
 Stephen E. Hare.............   46 Director; Executive Vice President; Chief
                                    Financial Officer and
                                    Treasurer
                                   Executive Vice President; President, U.S.
 John P. Watkins.............   44  Bowling Centers
 J. Randolph V. Daniel, IV...   39 President, Bowling Products

   Roland C. Smith has been president and chief executive officer of AMF since joining the Company in April 1999. Prior to joining AMF, Mr. Smith was presi-dent and chief executive officer of the Triarc Restaurant Group ("Triarc"), a restaurant franchisor which conducts its business through Arby's, Inc., from 1997 to 1999. Mr. Smith joined Triarc in 1994 as vice president of interna-tional marketing.

   Stephen E. Hare has been an executive vice president and the chief finan-cial officer of AMF Bowling since joining the Company in May 1996. Mr. Hare also served as acting president and chief executive officer of the Company from November 1998 until Mr. Smith's employment with the Company began in April 1999. Mr. Hare served as senior vice president and chief financial offi-cer of James River Corporation of Virginia, a manufacturer and marketer of pa-per products and other related consumer goods, from 1992 to 1996.

   John P. Watkins has been an executive vice president of AMF Bowling and the president of U.S. Bowling Centers since joining the Company in September 1998. Prior to joining AMF, Mr. Watkins was president of Source Company, a provider of services related to publications and other front-end checkout categories for a wide variety of retailers in the U.S. and Canada, from 1996 to 1998. Mr. Watkins was senior vice president and chief operating officer of Food Lion, Inc., a supermarket chain in the southeastern U.S. with over 1,000 stores, from 1991 to 1996.

   J. Randolph V. Daniel, IV has been the president of Bowling Products since 1999. Since joining the Company in 1993, Mr. Daniel has served as director of operations, general manager and business unit manager for certain business units of Bowling Products, and as vice president of manufacturing for Bowling Products.

                                    PART II

ITEM 5. MARKET FOR AMF BOWLING COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

   AMF Bowling's Common Stock, $.01 par value, began trading on the New York Stock Exchange on November 7, 1997, under the symbol "PIN."

   As of March 6, 2000, there were 5,250 holders of record of the Common Stock. The reported high and low sales prices for the Common Stock for each of the four quarters of 1998 and 1999 were as follows:

                                                   1998            1999
                                                 ------------    ------------
   Quarter Ended                                 High    Low     High     Low
   -------------                                 ----    ----    ----     ---
   March 31..................................... $27 3/8 $20 1/2   6        4
   June 30......................................   31     22 5/8  8 3/4    3 1/2
   September 30.................................  28 3/8   7 1/2  8 5/16   3 3/8
   December 31..................................    9      3 7/8  4 1/2    2 5/16

   AMF Bowling has not paid any cash dividends on the Common Stock and intends to retain earnings, if any, for use in the Company's business.

   The Company conducts all of its business through subsidiaries. AMF Bowling provides certain management services related to its holding company opera-tions. AMF Bowling's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to AMF Bowling for any purpose, whether in the form of loans, dividends or otherwise. Moreover, AMF Bowling Worldwide, Inc. ("Bowling Worldwide"), a wholly-owned subsidiary of AMF Group Holdings, is prohibited under both the credit agree-ment dated as of May 1, 1996, as amended and restated (the "Credit Agreement") and certain indentures governing its senior subordinated notes ("Subsidiary Senior Subordinated Notes") and senior subordinated discount notes ("Subsidi-ary Senior Subordinated Discount Notes" and, collectively with the Subsidiary Senior Subordinated Notes, the "Subsidiary Notes") from upstreaming funds to AMF Bowling by dividends, loans or otherwise, to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data set forth below for the fiscal years indicated were derived from AMF Bowling's audited consolidated financial statements for the years ended December 31, 1999, 1998 and 1997, the period ended December 31, 1996, and the Predecessor Company's audited combined financial statements for the four months ended April 30, 1996, and the year ended December 31, 1995. The consolidated pro forma results set forth below for the year ended December 31, 1996 are presented as if the Acquisition had occurred on January 1, 1996, and are based on the Predecessor Company's statement of income for the period ending April 30, 1996, AMF Bowling's statement of operations from its inception through December 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting. The data should be read in conjunction with AMF Bowling's Consolidated Financial Statements and "Man-agement's Discussion and Analysis of Financial Condition and Results of Opera-tions" which appear elsewhere herein.

   The comparability of the selected financial data is affected by the Company's bowling center acquisition program. In 1996, the Company, through AMF Bowling Centers, Inc. ("AMF Bowling Centers"), a direct subsidiary of Bowling Worldwide, acquired 57 bowling centers from unrelated sellers. The combined purchase price was $108.0 million. In 1997, AMF Bowling Centers ac-quired 122 bowling centers from a number of unrelated sellers. The combined purchase price was $232.7 million (including amounts paid in 1998 for certain bowling centers included in the 1997 total). In 1998, AMF Bowling Centers ac-quired 83 bowling centers from a number of unrelated sellers. The combined purchase price was $156.8 million. In 1999, AMF Bowling Centers acquired one center for a purchase price of $1.4 million. While the Company intends to con-tinue its efforts to consolidate the U.S. bowling center industry by purchas-ing additional bowling centers, the Company has cur-tailed the pace of its acquisitions so that management can focus on improving the financial performance of its current centers. In the near term, however, the Company continues to evaluate acquisitions on a more limited scale. See "Item 1. Business--General Development of Business" and "Note 14. Supplemental Disclosures to the Consolidated Statements of Cash Flows" and "Note 15. Acqui-sitions" in the Notes to Consolidated Financial Statements.

   The selected financial data include operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, and other income and expenses. EBITDA informa-tion is included because the Company understands that such information is used by certain investors as one measure of a company's historical ability to serv-ice debt. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance de-termined in accordance with U.S. generally accepted accounting principles.

                                                                                   Four Months
                                                                                      Ended
                                    For the year ended December 31,                 April 30,
                          -------------------------------------------------------  -----------
                                         (dollars in millions)
                                                 AMF Bowling, Inc.
                          Predecessor -------------------------------------------  Predecessor
                            Company   Pro Forma                                      Company
                             1995      1996(a)  1996(b)   1997    1998     1999      1996(c)
                          ----------- --------- -------  ------  -------  -------  -----------
Income Statement Data:
Operating revenue(d)....    $564.9     $548.9   $384.8   $713.7  $ 736.4  $ 732.7    $164.9
                            ------     ------   ------   ------  -------  -------    ------
Cost of goods sold......     184.1      173.6    130.5    212.6    202.2    177.2      43.1
Bowling center operating
 expenses(d)............     166.5      178.8    123.7    251.2    338.2    373.4      80.2
Selling general and
 administrative
 expenses...............      50.8       51.0     35.1     64.5     65.8     79.4      35.5
Restructuring and asset
 impairment charges.....       --         --       --       --       --      16.6       --
Depreciation and
 amortization...........      39.1       73.5     49.4    102.5    120.6    133.6      15.1
                            ------     ------   ------   ------  -------  -------    ------
Operating income
 (loss).................     124.4       72.0     46.1     82.9      9.6    (47.5)     (9.0)
Interest expense,
 gross..................      15.7      106.2     78.0    118.4    114.7    128.3       4.5
Other income (expense),
 net....................       0.2        3.8      3.9     (8.1)    (5.3)    (4.0)     (0.1)
                            ------     ------   ------   ------  -------  -------    ------
Net income (loss) before
 income taxes...........     108.9      (30.4)   (28.0)   (43.6)  (110.4)  (179.8)    (13.6)
Provision (benefit) for
 income taxes...........      12.1       (8.9)    (8.5)   (12.8)     7.3     27.7      (1.7)
                            ------     ------   ------   ------  -------  -------    ------
Net income (loss) before
 equity in loss of joint
 ventures and
 extraordinary items....      96.8      (21.5)   (19.5)   (30.8)  (117.7)  (207.5)    (11.9)
Equity in loss of joint
 ventures, net of tax...       --         --       --      (1.4)    (8.2)   (18.6)      --
                            ------     ------   ------   ------  -------  -------    ------
Net income (loss) before
 extraordinary items....      96.8      (21.5)   (19.5)   (32.2)  (125.9)  (226.1)    (11.9)
Extraordinary items, net
 of tax.................       --         --       --     (23.4)     --      63.9       --
                            ------     ------   ------   ------  -------  -------    ------
Net income (loss).......    $ 96.8     $(21.5)  $(19.5)  $(55.6) $(125.9) $(162.2)   $(11.9)
                            ======     ======   ======   ======  =======  =======    ======
Net loss per share
 before extraordinary
 items..................               $(0.55)  $(0.49)  $(0.71) $ (2.11) $ (3.23)
Per share effect of
 extraordinary items....                  --       --     (0.52)     --      0.91
                                       ------   ------   ------  -------  -------
Net loss per share......               $(0.55)  $(0.49)  $(1.23) $ (2.11) $ (2.32)
                                       ======   ======   ======  =======  =======
Selected Data:
Recurring EBITDA(e).....    $163.5     $145.5   $ 95.5   $185.4  $ 130.2  $ 129.2    $  6.1
Recurring EBITDA
 margin.................      28.9%      26.5%    24.8%    26.0%    17.7%    17.6%      3.7%

                                         For the year ended December 31,
                                 -----------------------------------------------
                                              (dollars in millions)
                                 Predecessor          AMF Bowling, Inc.
                                   Company   -----------------------------------
                                    1995       1996     1997     1998     1999
                                 ----------- -------- -------- -------- --------
Balance Sheet Data:
Working capital(f)..............   $ 29.2    $    7.8 $   43.9 $   70.6 $   22.5
Goodwill........................      --        771.1    772.3    772.7    765.1
Total assets....................    400.4     1,594.0  1,832.1  1,980.8  1,826.9
Total debt......................    167.4     1,091.3  1,060.6  1,344.0  1,221.2
Stockholders' equity............    161.5       408.8    654.0    529.6    489.9
Total capital...................    328.9     1,500.1  1,714.6  1,873.6  1,711.1

--------
(a) Represents results of operations for the year ended December 31, 1996 as if the Acquisition had occurred on January 1, 1996. AMF Bowling's unaudited pro forma statement of income for the year ended December 31, 1996 is based on the Predecessor Company's statement of operations for the four-month period ending April 30, 1996, AMF Bowling's statement of operations for the period ended December 31, 1996, and the following adjustments giving effect to the Acquisition under the purchase method of accounting:
  (i) To reflect the impact of AMF Group Holdings not acquiring in the Acqui-sition the operations of one bowling center in Switzerland and one bowling center in Spain.
  (ii) To eliminate a one-time charge of $44.0 million for special bonuses and payments made by the Prior Owners in April 1996.
  (iii) To reflect the increase in depreciation and amortization expense re-sulting from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the doubled declining bal-ance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.
  (iv) To reflect the incremental interest expense associated with the issu-ance of debt which partially funded the Acquisition.
  (v) To give effect to the change in status of the U.S. and international subsidiaries of AMF Bowling from S corporations to taxable corporations under the U.S. federal tax laws upon consummation of the Acquisition.
(b) For the period from the inception date of January 12, 1996 through Decem-ber 31, 1996, which includes the results of operations of the acquired business from May 1, 1996 through December 31, 1996.
(c) Represents results of operations from January 1, 1996 through April 30,
    1996.
(d) Certain amounts have been reclassified to conform with current year pre-sentation.
(e) In 1999, recurring EBITDA represents EBITDA before restructuring charges, asset impairment charges and Special Charges of approximately $8.5 mil-lion, $8.1 million and $26.5 million, respectively. See "Note 9. Restruc-turing Charges, Asset Impairment Charges and Special Charges" in the Notes to Consolidated Financial Statements.
(f) Predecessor Company amounts reflect elimination of affiliate receivables and payables.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain matters discussed in this report contain forward-looking state-ments, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorpo-rated by reference from documents filed with the Commission are or may be for-ward-looking statements, including possible or assumed future results of the operations of the Company, including but not limited to any statements con-tained in this report concerning: (i) the expected success of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (ii) the ability of the Company's management to execute its strategies, (iii) the ability to resume the Company's bowling cen-ter acquisition program, (iv) the expected success of changes initiated in the Company's bowling products business, (v) the Company's expectations concerning the Asia Pacific region and the joint distribution and related arrangements with Zhonglu, (vi) the expected success of the Company's employee incentive efforts, (vii) the outcome of existing or potential litigation, (viii) the timing or amount of any changes in the interest expense of the Company's in-debtedness, (ix) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (x) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (xi) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions and (xii) other statements contained in this report re-garding matters that are not historical facts.

   These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by AMF Bowling that the ob-jectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability, and the ability of its management team, to carry out the Company's long-term business strategies, including resuming the pace of the Company's acquisition program, (ii) the Company's ability to integrate acquired operations into its business, (iii) the Company's ability to identify and develop new bowling markets to assist in the growth of such markets, (iv) the continuation of adverse financial results and substantial competition in the Company's bowling products business, (v) the Company's ability to retain and attract experienced bowling center manage-ment, (vi) the Company's ability to successfully implement initiatives de-signed to improve customer traffic in its bowling centers, (vii) the continua-tion or worsening of economic difficulties in overseas markets, including the Asia Pacific region, (viii) the risk of adverse political acts or developments in the Company's existing and proposed international markets, (ix) the fluctu-ations in foreign currency exchange rates affecting the Company's translation of operating results, (x) continued or increased competition, (xi) the popu-larity of bowling, (xii) the decline in general economic conditions, (xiii) adverse judgments in pending or future litigation, (xiv) the Company's ability to effectively implement the joint distribution and related arrangements with Zhonglu, (xv) changes in interest and exchange rates and (xvi) the Company's ability to refinance existing indebtedness as it comes due at commercially reasonable terms or at all.

   The foregoing review of important factors should not be construed as ex-haustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. AMF Bowling undertakes no obliga-tion to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Background

   This discussion should be read in conjunction with the information con-tained under "Item 6. Selected Financial Data" and in AMF Bowling's Consoli-dated Financial Statements included elsewhere herein.

   To facilitate a meaningful comparison, in addition to discussing the con-solidated results of the Company's operations, certain portions of this Man-agement's Discussion and Analysis of Financial Condition and Results of Opera-tions discuss results of Bowling Centers and Bowling Products separately.

   The results of operations of Bowling Centers, Bowling Products and the con-solidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's man-agement believes that this provides a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis.

Performance by Business Segment

 Bowling Centers

   The Bowling Centers results shown below reflect both U.S. and international Bowling Centers operations. To facilitate a meaningful comparison, the con-stant center results discussed below reflect the results of 440 centers that had been in operation one full fiscal year as of December 31, 1998. The dis-cussion of new center results reflect the results of 84 centers that were ei-ther purchased since January 1, 1998 or had been in operation less than one full fiscal year as of December 31, 1998. Bowling Centers derives its revenue and profits from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. In 1999, bowling, food and beverage and other revenue represented 58.4%, 27.3% and 14.3% of total Bowling Centers revenue, respectively. In 1998, bowling, food and beverage and other revenue represented 58.8%, 27.2% and 14.0% of total Bowling Centers revenue, respectively.

   To facilitate a meaningful comparison, the results of Bowling Centers for 1999, have been restated to exclude restructuring charges, asset impairment charges and Special Charges (as defined in "--Consolidated--Restructuring Charges, Asset Impairment Charges and Special Charges") as shown in the table below. The discussion below gives effect to this restatement. See "Note 9. Re-structuring Charges, Asset Impairment Charges and Special Charges" in the Notes to Consolidated Financial Statements and "--Consolidated--Restructuring Charges, Asset Impairment Charges and Special Charges" for additional informa-tion on these charges.

                                      For the year ended December 31,
                              -------------------------------------------------
                                1997    1998(a)               1999
                              --------  --------  -----------------------------
                                 As        As        As                   As
                              Reported  Reported  Reported Adjustments Restated
                              --------  --------  -------- ----------- --------
                                           (dollars in millions)
Bowling Centers (before
 intersegment eliminations):
Operating revenue...........  $ 429.1   $ 539.2    $585.7     $ --     $ 585.7
                              -------   -------    ------     -----    -------
Cost of goods sold..........     39.9      54.5      61.1      (0.9)      60.2
Bowling center operating
 expenses...................    252.5     341.0     374.5       --       374.5
Selling, general and
 administrative expenses....      6.3       5.8      12.8      (5.7)       7.1
Restructuring and asset
 impairment charges.........      --        --        8.3      (8.3)       --
Depreciation and
 amortization...............     82.8      97.4     109.4       --       109.4
                              -------   -------    ------     -----    -------
Operating income............  $  47.6   $  40.5    $ 19.6     $14.9    $  34.5
                              =======   =======    ======     =====    =======
Selected Data:
Recurring EBITDA............  $ 130.4   $ 137.9                        $ 143.9
Recurring EBITDA margin.....     30.4%     25.6%                          24.6%
Number of centers, end of
 period.....................      470       545                            539
Number of lanes, end of
 period.....................   16,315    18,858                         18,654

--------
(a) Contains reclassifications to conform to current year presentation.

   1999 Compared to 1998. Bowling Centers operating revenue increased $46.5 million, or 8.6%. An increase of $40.9 million was attributable to new cen-ters, of which $31.6 million was from U.S. centers, and $9.3 million was from international centers. Constant centers operating revenue increased $10.6 mil-lion, or 2.3%. U.S. constant centers operating revenue increased $9.1 million, or 2.5%, primarily as a result of increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $1.5 million, or 1.6%. The increase in new and constant centers operating revenue was partially offset by a decrease in operating revenue of $5.0 million which was primarily attributable to the closing of five U.S. centers and the sale of two international centers in 1999.

   Cost of goods sold increased $5.7 million, or 10.5%. An increase of $4.7 million was attributable to new centers, of which $3.8 million was from U.S. centers, and $0.9 million was from international centers. Constant centers cost of goods sold increased $1.4 million, or 3.1%. U.S. constant centers cost of goods sold increased $1.3 million, or 3.7%, primarily as a result of costs associated with the increase in food and beverage and ancillary revenue dis-cussed above. International constant centers cost of goods sold increased $0.1 million, or 1.0%. The overall increase in cost of goods sold was partially offset by a decrease in cost of goods sold of $0.4 million associated with those centers that were closed or sold in 1999.

   Operating expenses increased $33.5 million, or 9.8%. An increase of $24.7 million was attributable to new centers and an increase of $13.7 million was attributable to constant centers. A decrease of $0.4 million was attributable to lower regional and district operating expenses and a decrease of $4.5 mil-lion was attributable to those centers that were closed or sold in 1999. As a percentage of its revenue, Bowling Centers operating expenses were 63.2% for 1998 compared with 63.8% for 1999.

   An increase of $1.3 million, or 22.4%, in selling, general and administra-tive expenses was primarily attributable to an increase in costs associated with growth experienced in Australia and Europe as a result of acquisitions made in prior years. As a percentage of its revenue, Bowling Centers selling, general and administrative expenses were 1.1% for 1998 compared with 1.2% for 1999.

   Recurring EBITDA increased $6.0 million, or 4.4%. Increases of $11.5 mil-lion from new centers and $0.4 million from lower regional and district oper-ating expenses were partially offset by decreases of $5.8 million, or 4.4%, from constant centers and $0.1 million from those centers that were closed or sold in 1999. Recurring EBITDA margin in 1999 was 24.6% compared to 25.6% in 1998. The lower EBITDA margin in 1999 was attributable to AMF's operating initiatives to improve customer traffic.

   1998 Compared to 1997. Bowling Centers operating revenue increased $110.1 million, or 25.7%. An increase of $131.9 million was attributable to new cen-ters, of which $111.3 million was from U.S. centers, and $20.6 million was from international centers. U.S. constant centers operating revenue decreased $9.2 million, or 3.7%, primarily as a result of lower lineage, integrating newly acquired centers, nationally branded chain development activities, rec-ord-setting hot weather which adversely affected customer visits in the summer months and the later start of league play in 1998. International constant cen-ters operating revenue decreased $7.8 million, or 8.4%, primarily due to unfa-vorable currency translation of results. On a constant exchange rate basis, international operating revenue would have increased $1.7 million, or 1.8%. A decrease in operating revenue of $4.8 million was primarily attributable to the closing of nine U.S. centers in 1998.

   Cost of goods sold increased $14.6 million, or 36.6%, primarily as a result of the net increase in the number of centers.

   Operating expenses increased $88.5 million, or 35.0%, of which approxi-mately $88.7 million was attributable to new centers, including $77.4 million attributable to U.S. centers and $11.3 million attributable to international centers. As a percentage of its revenue, Bowling Centers operating expenses were 58.8% for 1997 compared with 63.2% for 1998, primarily as a result of na-tionally branded chain development activities.

   A decrease of $0.5 million, or 7.9%, in selling, general and administrative expenses was primarily attributable to expense management. As a percent of its revenue, Bowling Centers selling, general and administrative expenses were 1.5% for 1997 compared with 1.1% for 1998.

   An increase of $7.5 million, or 5.6%, in EBITDA was attributable to new centers. EBITDA margin in 1998 was 25.6% compared to 30.4% in 1997 primarily as a result of nationally branded chain development activities.

 Bowling Products

   The results shown in the following table reflect Bowling Products opera-tions. To facilitate a meaningful comparison, the results of Bowling Products for 1999 have been restated to exclude the restructuring charges and Special Charges as shown in the table. The following discussion gives effect to this restatement. See "Note 9. Restructuring Charges, Asset Impairment Charges and Special Charges" in the Notes to Consolidated Financial Statements and "--Con-solidated--Restructuring Charges, Asset Impairment Charges and Special Charges" for additional information on these charges.

                                       For the year ended December 31,
                               -----------------------------------------------
                                 1997     1998               1999
                               -------- -------- -----------------------------
                                  As       As       As                   As
                               Reported Reported Reported Adjustments Restated
                               -------- -------- -------- ----------- --------
                                            (dollars in millions)
Bowling Products (before
 intersegment eliminations):
Operating revenue.............  $299.3   $212.5   $169.3    $  --      $169.3
Cost of goods sold............   185.7    159.6    137.0      (8.9)     128.1
                                ------   ------   ------    ------     ------
Gross profit..................   113.6     52.9     32.3       8.9       41.2
Selling, general and
 administrative expenses......    42.8     42.2     44.0     (10.8)      33.2
Restructuring and asset
 impairment charges...........     --       --       8.2      (8.2)       --
Depreciation and
 amortization.................    19.8     22.5     23.6       --        23.6
                                ------   ------   ------    ------     ------
Operating income (loss).......  $ 51.0   $(11.8)  $(43.5)   $ 27.9     $(15.6)
                                ======   ======   ======    ======     ======
Selected Data:
Gross profit margin...........    38.0%    24.9%                         24.3%
Recurring EBITDA..............  $ 70.8   $ 10.7                        $  8.0
Recurring EBITDA margin.......    23.7%     5.0%                          4.7%
New Center Packages sold......   4,576    2,466                         1,343

   1999 Compared to 1998. Bowling Products operating revenue decreased $43.2 million, or 20.3%, due to a decrease of $37.9 million, or 41.9%, in NCP reve-nue, and a decrease of $5.3 million, or 4.3%, in Modernization and Consumer Products revenue. Economic difficulties in certain Asia Pacific markets and increased competition in general continue to adversely impact results. During 1999, Bowling Products recorded NCP shipments of 1,343 units compared to ship-ments of 2,466 units for 1998. Although lower compared with 1,303 unit ship-ments for the last half of 1998, NCP shipments of 921 units for the second half of 1999 exceeded NCP shipments of 422 units for the first half of 1999. The decrease in Modernization and Consumer Products revenue is primarily due to decreased sales to Asia Pacific customers because of adverse economic con-ditions and lower U.S. sales of modernization equipment. See "--Seasonality and Market Development Cycles" and "Business--International Operations."

   Gross profit decreased by $11.7 million, or 22.1%. Gross profit margin was 24.9% in 1998 and 24.3% in 1999. Gross profit and gross profit margin declines were primarily a result of lower levels of NCP shipments, lower pricing and unabsorbed fixed overhead resulting from low production levels. See "--Inter-national Operations."

   Bowling Products selling, general and administrative expenses decreased by $9.0 million, or 21.3%, primarily as a result of an ongoing cost reduction program in which the Bowling Products organization has been streamlined in or-der to reduce expenses. Such cost reduction has served to partially offset the impact of lower sales volume and unit pricing on EBITDA.

   Bowling Products recurring EBITDA decreased $2.7 million, or 25.2%, and re-curring EBITDA margin decreased from 5.0% in 1998, to 4.7% in 1999 as a result of the lower revenue and gross profit which exceeded the effect of cost reduc-tions.

   1998 Compared to 1997. Bowling Products operating revenue decreased $86.8 million, or 29.0%, due to a decrease of $74.6 million, or 45.2%, in NCP reve-nue, and a decrease of $12.2 million, or 9.1%, in Modernization and Consumer Products revenue. Operating results were adversely impacted by the economic difficulties in Asia Pacific and other regions, which reduced the level of shipments for NCPs and Modernization and Consumer Products sales. The strong U.S. dollar also unfavorably affected pricing and financial statement transla-tion. During 1998, Bowling Products recorded NCP shipments of 2,466 units com-pared to shipments of 4,576 units for 1997. The decrease in Modernization and Consumer Products revenue was primarily due to decreased sales to Asia Pacific customers because of adverse economic conditions and decreased Modernization and Consumer Products sales to U.S. customers due to delayed product introduc-tions in 1998. Additionally, Zhonglu gained new market share in China. See "-- Seasonality and Market Development Cycles" and "Business--International Opera-tions."

   Gross profit decreased by $60.7 million, or 53.4%. Gross profit margin was 38.0% in 1997 and 24.9% in 1998. Gross profit and gross profit margin declines were primarily a result of lower levels of NCP shipments, the strong U.S. dol-lar and competitive pricing as discussed above, lower margins on the 1998 Mod-ernization and Consumer Products product mix and unabsorbed fixed overhead re-sulting from low production levels. See "--International Operations."

   Bowling Products selling, general and administrative expenses decreased by $0.6 million, or 1.4%, primarily as a result of a profit improvement plan. The Bowling Products organization was streamlined as part of a cost reduction pro-gram in order to further reduce manufacturing, selling, general and adminis-trative expenses to offset the impact of lower sales volume on EBITDA. Savings from the cost reduction programs were partially offset by the increased in-vestment in the first half of 1998 in certain international markets with long-term potential.

   Bowling Products EBITDA decreased $60.1 million, or 84.9%, and EBITDA mar-gin decreased from 23.7% in 1997, to 5.0% in 1998 as a result of the lower revenue and gross profit partially offset by decreased selling, general and administrative expenses discussed above.

Consolidated Items

 Restructuring Charges, Asset Impairment Charges and Special Charges

   In 1999, the Company recorded restructuring charges of approximately $8.5 million that were related primarily to a plan to reorganize and downsize the Bowling Products business in response to market weakness in the Asia Pacific region and increased competition which has negatively and materially impacted NCP sales and profitability. The restructuring plan was developed in conjunc-tion with a strategic business assessment performed by Bain & Co. and was de-signed to reduce the overall volatility of the Bowling Products business. The restructuring charges relate primarily to employee termination benefits, asset write-offs and contract cancellations.

   In 1999, the Company recorded asset impairment charges of $8.1 million rep-resenting the difference between fair market value and carrying value of im-paired assets. The asset impairment charges relate to under-performing bowling center locations that under an approved plan will be closed in the first half of 2000. Fair market value is generally determined based on the average sales proceeds from previous sales of AMF bowling center locations.

   The strategic assessment by Bain & Co. discussed above led to programs de-signed to improve product line profitability and quality in the Company. This assessment was a catalyst to the Company's recording certain charges. These charges, along with additional reserves (collectively, the "Special Charges") recorded by the Company totaled $26.5 million. The Special Charges are non-cash, relate primarily to receivables and inventory write-offs and are in-cluded within selling, general and administrative expenses and cost of goods sold.

   See "Note 9. Restructuring Charges, Asset Impairment Charges and Special Charges" in the Notes to Consolidated Financial Statements for additional dis-cussion of these charges.

 Depreciation and Amortization

   For 1999, depreciation and amortization increased by $13.0 million, or 10.8%, over 1998. The increase was primarily attributable to incremental de-preciation expense as a result of capital expenditures.

   For 1998, depreciation and amortization increased by $18.1 million, or 17.7%, over 1997, primarily attributable to depreciation of property and equipment of centers acquired during 1998 and incremental depreciation expense as a result of capital expenditures.

 Interest Expense

   Gross interest expense increased by $13.6 million, or 11.9%, in 1999 com-pared with 1998. Interest incurred on bank debt increased as the impact of higher average borrowing rates more than offset the effect of a decrease in certain average amounts outstanding. Interest incurred on AMF's outstanding zero coupon convertible debentures due 2018 (the "Debentures") was higher in the first half of 1999 and lower in the second half of 1999, compared with the same periods in 1998, as a result of AMF's purchase on July 28, 1999 of 45.7% of the outstanding principal amount at maturity of Debentures in a tender of-fer in connection with the Company's recapitalization plan. See "Note 8. Long-Term Debt and Recapitalization Plan" in the Notes to Consolidated Financial Statements, "--Liquidity" and "--Capital Resources" for further discussion of the bank debt and the Debentures. Cash interest paid by the company for 1999 totaled $81.8 million, while non-cash bond interest amortization totaled $43.9 million.

   Gross interest expense decreased by $3.7 million, or 3.1%, in 1998 compared with 1997. Interest savings associated with the reduction of bank debt and the redemption of a portion of the Subsidiary Senior Subordinated Discount Notes with proceeds of AMF Bowling's Initial Public Offering were partially offset by interest incurred on increased levels of bank debt as a result of center acquisitions and the issuance of the Debentures by AMF Bowling on May 12, 1998. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt and the Debentures. Cash interest paid by the Company for 1998 totaled $76.5 million, while non-cash bond interest amortization totaled $36.7 million.

 Extraordinary Items

   1999

   As part of a recapitalization plan, AMF Bowling completed on July 28, 1999 an offering of rights to purchase shares of Common Stock and a tender offer for a portion of its outstanding principal amount at maturity of Debentures at a discount to carrying value. In the rights offering, AMF Bowling raised $120.0 million of gross proceeds in equity capital and issued 24.0 million ad-ditional shares of Common Stock at the subscription price of $5.00 per share. AMF Bowling purchased $514,286,000 in aggregate principal amount at maturity of the Debentures in the tender offer at a price of $140 per $1,000 principal amount at maturity. The Company used approximately $72.0 million of the pro-ceeds from the rights offering to fund the purchase of the Debentures and re-corded an extraordinary gain of approximately $63.9 million representing the difference between the accreted value of the Debentures purchased and the pur-chase price therefor net of expenses incurred. See "Note 8. Long-Term Debt and Recapitalization Plan" in the Notes to Consolidated Financial Statements.

   1997

   The Company incurred after-tax extraordinary charges totaling $23.4 million in the fourth quarter of 1997 as a result of entering into its Third Amended and Restated Credit Agreement with its lenders, the premium paid to redeem a portion of the Subsidiary Senior Subordinated Discount Notes with the proceeds of the Initial Public Offering and the write-off of the portion of deferred financing costs attributable to the Subsidiary Senior Subordinated Discount Notes redeemed. See "Note 8. Long-Term Debt and Recapitalization Plan" in the Notes to Consolidated Financial Statements and "Item 8. Financial Statements and Supplementary Data--Selected Quarterly Data" included elsewhere herein.

 Net Loss

   Net loss in 1999 totaled $162.2 million, compared with a net loss of $125.9 million in 1998. The increased loss of $36.3 million was primarily a result of restructuring charges, asset impairment charges and Special Charges of $8.5 million, $8.1 million and $26.5 million, respectively, an increase in the tax provision of $20.4 million reflecting an increase in the reserve for net tax benefits, the increase in depreciation expense of $13.0 million and the in-crease in interest expense of $13.6 million partially offset by the extraordi-nary gain of $63.9 million recorded in the third quarter of 1999 as described above. The Company recorded $18.6 million in equity in loss of joint ventures in 1999, compared with equity in loss of joint ventures of $8.2 million in 1998. The increase was primarily attributable to the acceleration of the amor-tization schedule for the excess of the Company's investment over its equity in its Brazilian joint venture's net assets.

   Net loss in 1998 was $125.9 million compared to a net loss of $55.6 million in 1997. The increase in net loss of $70.3 million was primarily a result of decreases in Bowling Products revenue and EBITDA discussed above and the in-crease in depreciation expense. Additionally, the Company recorded $8.2 mil-lion in equity in loss of joint ventures in 1998 compared to a loss of $1.4 million in 1997. The Company accounts for its investments in its Hong Leong joint venture and Playcenter joint venture by the equity method. See "Note 16. Joint Ventures" in the Notes to Consolidated Financial Statements. The Company recorded a tax provision of $7.3 million in 1998 compared to a tax benefit of $12.8 million in 1997. The Company recorded extraordinary charges totaling $23.4 million in the fourth quarter of 1997 as described in "--Extraordinary Items."

 Income Taxes

   As of December 31, 1999, the Company had net operating losses of approxi-mately $263.6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve as of December 31, 1999 for $113.0 million related to net operating losses, foreign tax cred-its and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for 1999 reflects an increase in the valuation allowance and certain international taxes.

 Liquidity

   1999 Compared to 1998. The Company's primary source of liquidity is cash provided by operations and credit facilities as described below. Working capi-tal on December 31, 1999 was $22.5 million compared with $70.6 million as of December 31, 1998, a decrease of $48.1 million. A decrease in working capital was primarily attributable to a decrease of $11.2 million in inventory bal-ances primarily due to lower sales levels and Special Charges, a decrease of $19.2 million in accounts receivable primarily as a result of decreased sales in 1999 compared to 1998, a decrease of $9.1 million in deferred taxes and other current assets, an increase of $11.3 million in accounts payable and ac-crued expenses and an increase of $1.9 million in the current portion of long-term debt. The decrease in working capital was partially offset by an increase in working capital attributable to an increase of $2.7 million in cash and a decrease of $1.9 million in income taxes payable.

   Net cash flows provided by operating activities were $32.7 million for 1999 compared to net cash flows provided of $1.5 million for 1998, an increase of $31.2 million. A decrease of $36.3 million was attributable to the net loss of $162.2 million recorded in 1999 compared to a net loss of $125.9 million in 1998; a decrease of $63.9 million was caused by extraordinary items associated with the redemption of the Debentures; a decrease of $6.4 million was associ-ated with loss on the sale of property and equipment, net and a net decrease of $2.0 million was attributable to changes in other operating activities. These decreases were offset by an increase of $20.7 million attributable to a decrease in the level of deferred tax assets, an increase of $21.6 million at-tributable to lower levels of accounts receivable, an increase of $12.9 mil-lion in depreciation and amortization, loss on impairment of assets of $8.1 million attributable to the closure of certain bowling centers, an increase of $18.0 million attributable to lower inventory balances resulting from lower Bowling Products sales volumes in

1999, increased bond amortization of $7.2 million, an increase of $19.8 mil-lion caused by increased levels of accounts payable and accrued expenses, an increase of $21.1 million attributable to a decrease in other assets primarily related to decreases in deposits and other assets and an increase in the eq-uity in loss of joint ventures of $10.4 million.

   Net cash flows used in investing activities were $51.5 million for 1999 compared to net cash flows used of $242.0 million for 1998, an increase of $190.5 million. Bowling Center acquisition spending decreased by $172.1 mil-lion and purchases of property and equipment decreased by $14.6 million in 1999 compared with 1998. In 1999, the Company purchased one center compared with 83 centers in 1998. There were no investments in or advances to joint ventures in 1999 compared with $5.6 million in 1998. Proceeds from the sale of property and equipment decreased $1.8 million in 1999 compared with 1998. See "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activi-ties.

   Net cash provided by financing activities was $20.9 million for 1999 com-pared to the net cash provided of $234.9 million for 1998, a decrease of $214.0 million. Proceeds from long-term debt decreased $456.5 million. The is-suance of Debentures on May 12, 1998 resulted in gross proceeds of $284.1 mil-lion less deferred financing costs of $11.1 million. Borrowings under the Credit Agreement decreased $183.5 million as a result of the curtailment of the pace of acquisitions. Payments on long-term debt decreased $123.6 million. In 1998, $249.6 million of the proceeds of the Debentures were used to pay down the revolving credit facility (the "Bank Facility") under the Credit Agreement, and in 1999, $72.0 million of proceeds of the rights offering were used to fund the purchase of the Debentures. In accordance with the terms of the Credit Agreement, scheduled principal payments in 1999 were $5.0 million higher than payments made in 1998. Additionally, in 1999, $74.0 million was paid against amounts outstanding under the Bank Facility. In 1999, $118.7 mil-lion was provided from net proceeds from Common Stock in connection with the rights offering. See "Note 8. Long-Term Debt and Recapitalization Plan", and "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements and "--Capital Resources."

   As a result of the aforementioned, cash increased by $2.7 million in 1999 compared to a decrease of $2.8 million in 1998.

   1998 Compared to 1997. Net cash flows provided by operating activities were $1.5 million for 1998 compared to net cash flows provided of $47.7 million for 1997, a decrease of $46.2 million. A decrease of $70.3 million was attribut-able to the net loss of $125.9 million recorded in the year ended December 31, 1998 compared to a net loss of $55.6 million in the same period of 1997; a de-crease of $27.3 million was caused by decreased levels of accounts payable and accrued expenses; a decrease of $6.9 million was attributable to the increase in other assets primarily due to increases in deposits and other assets. These decreases were offset by an increase of $20.0 million attributable to a de-crease in the level of deferred taxes; an increase of $16.0 million attribut-able to lower levels of accounts receivable, an increase of $18.2 million in depreciation and amortization, loss on the sale of property and equipment, net of $4.5 million attributable to the closure of nine bowling centers and the sale of the Company's Swiss bowling center in 1998, an increase of $9.9 mil-lion attributable to lower inventory balances resulting from lower Bowling Products sales volumes in 1998; and increased bond amortization of $3.1 mil-lion as lower levels of bond amortization resulting from the redemption of a portion of the Subsidiary Senior Subordinated Discount Notes in connection with AMF Bowling's Initial Public Offering were offset by bond amortization attributable to the Debentures; a net increase of $3.2 million attributable to changes in other operating activities and an increase in the equity in loss of joint ventures of $6.8 million. Extraordinary items associated with the re-demption of debt in 1997 with proceeds from the Initial Public Offering to-taled $23.4 million.

   Net cash flows used in investing activities were $242.0 million for 1998 compared to net cash flows used of $288.6 million for 1997, a decrease of $46.6 million. Bowling Center acquisition spending decreased by

$41.2 million and purchases of property and equipment increased by $9.9 mil-lion in 1998, compared to 1997. In 1998, the Company purchased 83 centers com-pared to 122 centers in 1997. Investments in and advances to joint ventures totaled $5.6 million in 1998 compared to investments in or advances to joint ventures of $21.3 million in 1997. Other cash flows provided from investing activities decreased $0.4 million. See "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activities.

   Net cash provided by financing activities was $234.9 million for 1998 com-pared to the net cash provided of $235.7 million for 1997, a decrease of $0.8 million. Proceeds from long-term debt increased $297.1 million primarily as a result of the issuance of the Debentures on May 12, 1998 for gross proceeds of approximately $284.1 million less deferred financing costs of $11.1 million. In addition, borrowings under the Credit Agreement increased $24.1 million primarily as a result of funding center acquisitions and working capital. Pay-ments on long-term debt were lower by $2.7 million in 1998 compared with 1997. Of the net proceeds of the sale of the Debentures, $249.6 million was used to repay senior bank indebtedness under the Credit Agreement. In 1997, $279.1 million was provided from net proceeds of the Initial Public Offering, $36.6 million was provided from additional capital contributions used in part to fund acquisitions and for other corporate purposes, $14.6 million was used to pay the premium associated with the redemption of a portion of the Subsidiary Senior Subordinated Discount Notes with proceeds from the Initial Public Of-fering and $0.5 million was used for the repurchase of Common Stock. See "Note
8. Long-Term Debt and Recapitalization Plan" and "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements and "--Capital Resources."

   As a result of the aforementioned, cash decreased by $2.8 million in 1998 compared to a decrease of $7.8 million in 1997.

Capital Resources

   The Company's total indebtedness is primarily a result of the financing of the Acquisition and the Company's bowling center acquisition program. At De-cember 31, 1999, the Company's debt structure consisted of $558.5 million of senior debt, $250.0 million of Subsidiary Senior Subordinated Notes, $240.1 million of Subsidiary Senior Subordinated Discount Notes, and $172.6 million of Debentures. The Company's senior debt consisted of $386.5 million of term loans, $170.0 million of revolving credit advances under the Bank Facility and $2.0 million represented by one mortgage note.

   The Company has the ability to borrow for general corporate purposes and, to a limited extent, for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At December 31, 1999, $170.0 million was outstanding and $185.0 million was available for borrowing under the Bank Facility subject to certain limitations regarding acquisitions and capital expenditures. Between December 31, 1999 and February 29, 2000 there were no additional borrowings and $2.0 million in payments resulting in a balance outstanding, as of February 29, 2000, of $168.0 million under the Bank Facility.

   In connection with the Company's recapitalization plan, the lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modifications. See "Note 8. Long-Term Debt and Recapitalization Plan" in the Notes to Consolidated Financial Statements. Bowling Worldwide is in compliance with the amended covenants as of December 31, 1999. In this connection, AMF Bowling made contributions of $1.0 million and $2.0 million as equity to Bowling Worldwide in November 1999 and March 2000 to meet EBITDA requirements under its financial covenant tests as of September 30, 1999 and December 31, 1999, respectively. The Credit Agreement permits AMF Bowling to make additional equity contributions through 2001. Management believes that Bowling Worldwide will be in compliance with the amended covenants during 2000, including the effect of the aforementioned equity contributions, but any downturn in the current performance of Bowling Worldwide could result in non-compliance with these financial covenants. Failure by Bowling

Worldwide to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, will have a material adverse effect on the Company.

   During 1999, the Company funded its cash needs through the Bank Facility as well as cash flows from operations and cash balances. A substantial portion of the Company's available cash will be applied to service the outstanding in-debtedness. The Company incurred cash interest expense of $81.8 million in 1999, representing 63.3% of recurring EBITDA of $129.2 million for the year. The Company incurred cash interest expense of $76.5 million in 1998, repre-senting 58.8% of EBITDA of $130.2 million for the year. The Company incurred cash interest expenses of $83.0 million in 1997, representing 44.8% of EBITDA of $185.4 million for the year.

   The indentures governing the Subsidiary Notes and certain provisions of the Credit Agreement contain financial and operating covenants and significant re-strictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of December 31, 1999, the Company was in compliance with all of its covenants under these in-dentures. See "Note 8.--Long-Term Debt and Recapitalization Plan" in the Notes to Consolidated Financial Statements.

   The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future perfor-mance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, in-cluding the conditions of the debt and equity markets. Based upon the current level of performance, management believes that cash flow from operations, to-gether with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and inter-est on, its senior debt, and interest on the Subsidiary Notes for the year 2000. In calendar year 2001, principal payment obligations under the facili-ties of the Credit Agreement increase significantly, cash interest becomes payable on the Subsidiary Senior Subordinated Discount Notes and the covenants under the Credit Agreement will be reset to their original levels. Based on current levels of performance, the Company anticipates that some form of refi-nancing will be required to meet the Company's financial requirements for cal-endar years 2001 and beyond. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Com-pany to meet its payment obligations under its indebtedness, or make necessary capital expenditures, or that any refinancing would be available on commer-cially reasonable terms or at all.

Capital Expenditures

   The Company's capital expenditures were $52.1 million in 1999 compared with $66.6 million in 1998, a decrease of $14.5 million. Bowling Centers mainte-nance and modernization expenditures decreased $2.2 million. Bowling Products expenditures decreased $2.6 million. Company-wide information systems expendi-tures increased $3.0 million. Investments in Xtreme(TM) bowling equipment at various AMF bowling centers decreased by $0.1 million. Capital expenditures for new centers were $9.5 million higher in 1998 due to the construction of a Michael Jordan Golf Center in 1998 and a decrease in center acquisitions dur-ing 1999. In 1999, other expenditures decreased $3.1 million.

   The Company's capital expenditures were $66.6 million in 1998 compared with $56.7 million in 1997, an increase of $9.9 million. Bowling Centers capital expenditures increased $12.1 million, which was attributable to the higher number of the Company's centers as a result of the Company's acquisition pro-gram; Bowling Products capital expenditures decreased $0.2 million as a result of decreased expenditures on certain new products; expenditures on Company-wide information systems decreased $3.5 million and other expenditures in-creased $1.5 million.

   While the Company's intention is to continue consolidating the U.S. bowling center industry by acquiring additional bowling centers, the Company will evaluate acquisitions on a more selective basis and will consider acquisition targets which meet specific operating and valuation parameters. At the same time, management will continue its focus on improving financial performance of its current centers. As of February 29, 2000, the

Company had no commitment to build or acquire bowling centers. The Company has committed to build one Michael Jordan Golf Center in 2000.

   The Company has funded its capital expenditures from cash generated by op-erations and, with respect to the construction and acquisition of new centers, internally generated cash, the Bank Facility and issuances of Common Stock. See "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements, "--Liquidity" and "--Capital Resources."

   In connection with the Company's recapitalization plan, the lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and (iii) certain other modi-fications. See "Note 8. Long-Term Debt and Recapitalization Plan" in the Notes to Consolidated Financial Statements.

Seasonality and Market Development Cycles

   The U.S. bowling center operations are seasonal. The following table sets forth AMF's U.S. constant centers revenue for the four quarters of 1999:

                     Quarter Ending (dollars in millions)

                         March 31, 1999 June 30, 1999 September 30, 1999 December 31, 1999
                         -------------- ------------- ------------------ -----------------
Total Revenue...........     $117.1         $77.7           $76.9             $104.3
% of Total..............       31.1%         20.7%           20.5%              27.7%

   The financial performance of Bowling Centers operations is seasonal. Cash flows typically peak in the winter and reach their lows in the summer. While the geographic diversity of the Company's Bowling Centers operations has helped reduce this seasonality in the past, the increase in U.S. centers re-sulting from acquisitions has increased the seasonality of that business.

   Modernization and Consumer Products sales also display seasonality. The U.S. market, which is the largest market for Modernization and Consumer Prod-ucts, is driven by the beginning of league play in the fall of each year. While operators purchase consumer products throughout the year, they often place larger orders during the summer in preparation for the start of league play in the fall. Summer is also generally the peak period for installation of modernization equipment. Operators typically sign purchase orders for moderni-zation equipment during the first four months of the year after they receive winter league revenue indications. Equipment is then shipped and installed during the summer when leagues are generally less active. However, sales of some modernization equipment such as automatic scoring and synthetic lanes are less predictable and fluctuate from year to year because of the longer life cycle of these major products.

   Sales of NCPs can fluctuate dramatically as a result of economic fluctua-tions in international markets, as seen in the reduction of sales of NCPs to markets in the Asia Pacific region following economic difficulties in that re-gion.

International Operations

   The Company's international operations are subject to the usual risks in-herent in operating abroad, including, but not limited to, currency exchange rate fluctuations, economic and political fluctuations and destabilization, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and ex-port duties and quotas, foreign customs, tariffs and value added taxes and un-expected changes in regulatory environments), difficulty in obtaining distri-bution and support for products, the risk of nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax law changes.

   The Company has a history of operating in a number of international mar-kets, in some cases, for over 30 years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthen-ing U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods.

   The continuing economic difficulties in the Asia Pacific Region have had and will continue to have a material adverse impact on NCP sales. One of the reasons for the decline in NCP sales is the limited availability of financing for customers desiring to build new bowling centers, especially in the Asia Pacific region. In addition, Zhonglu became a significant competitor in China. On June 13, 1999, AMF Bowling Products signed three-year joint distribution agreements with Zhonglu. Under the terms of the agreements, Zhonglu became the exclusive distributor of AMF products and parts in China, and Bowling Products became the exclusive distributor of Zhonglu bowling products and parts outside China. These agreements are intended to improve Bowling Products' competitive position in both China and other developing markets. However, there is no as-surance that such an improvement will occur.

   NCP unit sales to China, Japan and other countries in the Asia Pacific re-gion represented 43.0% of total NCP unit sales in 1999 compared with 52.8% in 1998.

   China has strengthened its import restrictions by requiring the payment of full customs duties and value-added taxes on the importation of new and used capital goods. The Chinese government has also begun to prohibit importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chinese companies, how-ever, are not subject to the same restrictions. For example, in addition to being the exclusive distributor of AMF products, Zhonglu produces locally and sells bowling equipment that is not subject to the customs duties or permit requirements that affect the Company's imported equipment. Zhonglu has experi-enced significant acceptance by local customers. These Chinese import restric-tions have had, and for the foreseeable future management believes will con-tinue to have, an adverse effect on the Bowling Products business.

   Foreign currency exchange rates can also affect the translation of operat-ing results from international bowling centers. Revenue and recurring EBITDA of international bowling centers represented 17.0% and 26.2% of consolidated revenue and recurring EBITDA, respectively, in 1999. Revenue and EBITDA of in-ternational bowling centers represented 15.7% and 24.3% of consolidated reve-nue and EBITDA, respectively, in 1998.

Recent NCP Sales

   NCP sales totaled $52.6 million in 1999, representing a decrease of 41.9% from 1998. NCP shipments were 1,343 units for 1999, representing a decrease of 45.5% from 1998, largely attributable to the economic difficulties in the Asia Pacific region and increased competition in general. See "--Seasonality and Market Development Cycles" and "--International Operations."

   NCP sales totaled $90.5 million in 1998, a decrease of 45.2% from 1997. NCP shipments were 2,466 units for 1998, representing a decrease of 46.1% compared with shipments of 4,576 units for 1997, and largely attributable to the eco-nomic difficulties in the Asia Pacific region. See "--Seasonality and Market Development Cycles" and "--International Operations."

Impact of Inflation

   The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a mate-rial adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of in-flation during 1999, 1998 and 1997.

Recent Accounting Pronouncements

   Effective for the quarter ended March 31, 2001, the Company is required to adopt Statement of Financial Accounting Standards No. 133 "Accounting for De-rivative Instruments and Hedging Activities." The Company does not expect that adoption of this standard will have a material impact on the Company's finan-cial position or results of operations.

Year 2000 Issue

 Year 2000

   Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems had the potential to recognize the Year 2000 as "00" and assume that the year is 1900 rather than 2000. This could have caused many computer applications to fail completely or to create erroneous results unless corrective measures were taken. The Company recognized the need to ensure its operations would not be adversely impacted by Year 2000 software failures, and prepared for the Year 2000. The Company evaluated its Year 2000 risk in three separate categories: information technology systems, non-IT systems and material third-party rela-tionships. The Company developed a plan in which the risks in each of these categories were reviewed and addressed by the appropriate level of management. AMF has to date experienced no material operational difficulties related to the transition to the year 2000. The Company's critical vendors were Year 2000 compliant and the Company experienced no material lapses in service by these vendors.

ITEM 7A.  MARKET RISK

   The Company is exposed to market risk from changes in foreign currency ex-change rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements with respect to interest rates. There were no other material derivative instrument transactions during any of the periods presented.

   The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative fi-nancial instruments to manage this risk. However, as in the case of other U.S.-based manufacturers with export sales, local currency devaluation in-creases the cost of the Company's bowling equipment in that market. As a re-sult, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also affect the translation of operating results from international bowl-ing centers. Revenue and recurring EBITDA of international bowling centers represented 17.0% and 26.2% of consolidated revenue and recurring EBITDA, re-spectively, in 1999. Revenue and EBITDA of international bowling centers rep-resented 15.7% and 24.3% of consolidated revenue and EBITDA, respectively, in 1998.

   The Company uses interest rate cap agreements to mitigate the effect of changes in interest rates on the Company's variable rate borrowings under its Credit Agreement. While the Company is exposed to credit risk in the event of non-performance by the counterparty to interest rate swap agreements, in all cases such counterparty is a highly-rated financial institution and the Com-pany does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes. The following table provides information about the Company's fixed and variable rate debt, weighted average interest rates and respective maturity dates (dollar amount in millions.)

                                  Weighted          Weighted
                          Fixed   Average  Variable Average
                           Rate   Interest   Rate   Interest
              Maturity     Debt     Rate     Debt     Rate
              --------   -------- -------- -------- --------
             2000        $     --     --    $ 34.3    9.77%
             2001              --     --      83.0   10.01
             2002              --     --     276.0    9.86
             2003              --     --     116.4   10.52
             2004              --     --      46.8   10.68
             Thereafter   1,139.7  9.13%       0.0     N/A
                         --------           ------
             Total       $1,139.7           $556.5
                         ========           ======

   During March 1999 and December 1999, Bowling Worldwide entered into two in-terest rate cap agreements with Goldman Sachs Credit Partners, L.P. (the "Counterparty") to reduce the interest rate risk of its Bank Debt. The table below summarizes the interest rate cap agreements in effect at December 31, 1999:

                               Notional Amount
             Expiration Date    (in millions)  Cap Rate (a)
             ---------------   --------------- ------------
             March 31, 2000        $200.0         6.5000%
             December 31,
              2000                  100.0         7.6525

(a) The cap rate is the 3 month U.S. Dollar-London Interbank Offer Rate ("USD-LIBOR") quoted by the Counterparty.

   Bowling Worldwide paid a fixed fee of $65,000 and $75,000, respectively, for the two interest rate caps. Bowling Worldwide will receive quarterly pay-ments from the Counterparty if the quoted 3 month USD-LIBOR on the quarterly floating rate reset dates is above the respective cap rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                           Page
                                                                           ----
Financial Statements
  Report of Independent Public Accountants................................  30
  Consolidated Balance Sheets as of December 31, 1999 and 1998............  31
  Consolidated Statements of Operations for the Years Ended December 31,
   1999, 1998 and 1997....................................................  32
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999, 1998 and 1997....................................................  33
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1999, 1998 and 1997.......................................  34
  Consolidated Statements of Comprehensive Loss for the Years Ended
   December 31, 1999, 1998 and 1997.......................................  35
  Notes to Consolidated Financial Statements..............................  36
  Selected Quarterly Data (unaudited).....................................  70
Financial Statement Schedules
  Report of Independent Public Accountants on Schedule I..................  77
  Schedule I--Condensed Financial Information of AMF Bowling, Inc.........  78

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
AMF BOWLING, INC.:

   We have audited the accompanying consolidated balance sheets of AMF Bowl-ing, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive loss for each of the three years in the period ended December 31, 1999. These financial statements are the responsi-bility of the Company's management. Our responsibility is to express an opin-ion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling, Inc. and sub-sidiaries as of December 31, 1999 and 1998, and the results of their opera-tions and their cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Richmond, Virginia
February 28, 2000

                       AMF BOWLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                         As of December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................ $   35,743  $   33,002
  Accounts and notes receivable, net of allowance for
   doubtful accounts of
   $9,531 and $6,492, respectively.....................     63,175      82,435
  Inventories..........................................     53,499      64,735
  Deferred taxes and other current assets..............     14,876      23,960
                                                        ----------  ----------
    Total current assets...............................    167,293     204,132
Property and equipment, net............................    806,425     873,985
Other assets...........................................     87,644     111,677
Goodwill, net..........................................    765,092     772,744
Investments in and advances to joint ventures..........        448      17,436
                                                        ----------  ----------
    Total assets....................................... $1,826,902  $1,979,974
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable..................................... $   35,296  $   33,912
  Accrued expenses.....................................     71,784      61,809
  Income taxes payable.................................      3,450       5,389
  Current portion of long-term debt....................     34,250      32,375
                                                        ----------  ----------
    Total current liabilities..........................    144,780     133,485
Long-term debt, less current portion...................  1,186,982   1,311,589
Other long-term liabilities............................      5,204       5,265
                                                        ----------  ----------
    Total liabilities.................................. $1,336,966  $1,450,339
                                                        ----------  ----------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01 per share, 200,000,000
   shares authorized, 83,597,550 and 59,747,550, issued
   and outstanding at December 31, 1999 and 1998,
   respectively).......................................        836         597
  Paid-in capital......................................    905,610     749,305
  Retained deficit.....................................   (401,186)   (200,942)
  Accumulated other comprehensive loss.................    (15,324)    (19,325)
                                                        ----------  ----------
    Total stockholders' equity.........................    489,936     529,635
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $1,826,902  $1,979,974
                                                        ==========  ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       AMF BOWLING, INC. AND SUBSIDIARIES
              NOTE 21. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                 Year Ended December 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  --------
Operating revenue............................. $ 732,752  $ 736,373  $713,668
                                               ---------  ---------  --------
Operating expenses:
  Cost of goods sold..........................   177,204    202,224   212,544
  Bowling center operating expenses...........   373,434    338,165   251,206
  Selling, general, and administrative
   expenses...................................    79,431     65,815    64,546
  Restructuring and asset impairment charges..    16,658        --        --
  Depreciation and amortization...............   133,531    120,637   102,447
                                               ---------  ---------  --------
    Total operating expenses..................   780,258    726,841   630,743
                                               ---------  ---------  --------
Operating income (loss).......................   (47,506)     9,532    82,925
Nonoperating expenses (income):
  Interest expense............................   128,256    114,662   118,385
  Other expenses, net.........................     6,766      7,655    10,106
  Interest income.............................    (2,797)    (2,392)   (1,954)
                                               ---------  ---------  --------
    Total nonoperating expenses...............   132,225    119,925   126,537
                                               ---------  ---------  --------
Loss before income taxes......................  (179,731)  (110,393)  (43,612)
Provision (benefit) for income taxes..........    27,716      7,294   (12,776)
                                               ---------  ---------  --------
Net loss before equity in loss of joint
 ventures and extraordinary items.............  (207,447)  (117,687)  (30,836)
Equity in loss of joint ventures..............   (18,648)    (8,207)   (1,362)
                                               ---------  ---------  --------
Net loss before extraordinary items...........  (226,095)  (125,894)  (32,198)
Extraordinary items (Note 8)..................    63,861        --    (23,366)
                                               ---------  ---------  --------
  Net loss.................................... $(162,234) $(125,894) $(55,564)
                                               =========  =========  ========
Net loss per share--basic and diluted:
  Net loss per share before extraordinary
   items...................................... $   (3.23) $   (2.11) $  (0.71)
  Per share effect of extraordinary items.....      0.91        --      (0.52)
                                               ---------  ---------  --------
  Net loss per share.......................... $   (2.32) $   (2.11) $  (1.23)
                                               =========  =========  ========
  Weighted average shares outstanding.........    69,922     59,717    45,249
                                               =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net loss.................................... $(162,234) $(125,894) $ (55,564)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization.............   133,531    120,637    102,447
    Equity in loss of joint ventures..........    18,648      8,207      1,362
    Extraordinary items.......................   (63,861)       --      23,366
    Deferred income taxes.....................    20,467       (243)   (20,221)
    Amortization of bond discount.............    43,892     36,697     33,562
    Loss on the sale of property and
     equipment, net...........................     2,561      8,948      4,446
    Loss on impairment of assets..............     8,118        --         --
  Changes in assets and liabilities:
    Accounts and notes receivable, net........    11,403    (10,153)   (26,093)
    Inventories...............................    10,912     (7,069)   (16,971)
    Other assets..............................     1,261    (19,852)   (12,897)
    Accounts payable and accrued expenses.....    10,273     (9,531)    17,782
    Income taxes payable......................    (3,068)      (214)       602
    Other long-term liabilities...............       777        (73)    (4,089)
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................    32,680      1,460     47,732
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Acquisitions of operating units, net of cash
   acquired...................................    (1,414)  (173,492)  (214,761)
  Investments in and advances to joint
   ventures...................................       --      (5,643)   (21,361)
  Purchases of property and equipment.........   (52,087)   (66,639)   (56,703)
  Proceeds from the sale of property and
   equipment..................................     2,028      3,811      4,180
                                               ---------  ---------  ---------
      Net cash used in investing activities...   (51,473)  (241,963)  (288,645)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from long-term debt, net of
   deferred financing costs...................    81,000    537,510    240,406
  Payment on long-term debt...................  (106,373)  (301,985)  (185,672)
  Early extinguishment of debt................   (72,000)       --    (118,949)
  Repurchase of shares........................      (180)       --        (500)
  Issuance of common shares net of offering
   costs......................................   118,714         44    279,071
  Payments of noncompete obligations..........      (289)      (677)      (647)
  Prepayment penalty..........................       --         --     (14,571)
  Capital contributions.......................       --         --      36,600
                                               ---------  ---------  ---------
      Net cash provided by financing
       activities.............................    20,872    234,892    235,738
                                               ---------  ---------  ---------
Effect of exchange rates on cash..............       662      2,823     (2,603)
                                               ---------  ---------  ---------
Net (decrease) increase in cash...............     2,741     (2,788)    (7,778)
Cash and cash equivalents at beginning of
 period.......................................    33,002     35,790     43,568
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $  35,743  $  33,002  $  35,790
                                               =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                       Foreign
                           Common                                     Currency       Total
                           Shares     Common   Paid-in    Retained   Translation Stockholders'
                         Outstanding  Stock    Capital    Deficit    Adjustment     Equity
                         -----------  ------  ---------  ----------  ----------- -------------
Balance December 31,
 1996................... 42,375,000   $ 424   $ 429,026  $  (19,484)     (1,151)   $ 408,815
  Capital contribution
   by stockholders......  1,780,000      18      35,582         --          --        35,600
  Issuance of stock and
   stock options........    100,000       1       5,027         --          --         5,028
  Initial public
   offering of common
   stock................ 15,525,000     155     278,916         --          --       279,071
  Repurchase common
   stock................   (150,000)     (2)       (498)        --          --          (500)
  Net loss..............        --      --          --      (55,564)        --       (55,564)
  Foreign currency
   translation
   adjustment...........        --      --          --          --      (18,422)     (18,422)
                         ----------   -----   ---------  ----------   ---------    ---------
Balance December 31,
 1997................... 59,630,000     596     748,053     (75,048)    (19,573)     654,028
                         ----------   -----   ---------  ----------   ---------    ---------
  Issuance of stock and
   stock options........    117,550       1       1,252         --          --         1,253
  Net loss..............        --      --          --     (125,894)        --      (125,894)
  Foreign currency
   translation
   adjustment...........        --      --          --          --          248          248
                         ----------   -----   ---------  ----------   ---------    ---------
Balance December 31,
 1998................... 59,747,550     597     749,305    (200,942)    (19,325)     529,635
                         ----------   -----   ---------  ----------   ---------    ---------
  Issuance of stock
   rights...............        --      --       38,010     (38,010)        --           --
  Issuance of stock upon
   exercise of rights... 24,000,000     240     118,474         --          --       118,714
  Repurchase common
   stock................   (150,000)     (1)       (179)        --          --          (180)
  Net loss..............        --      --          --     (162,234)        --      (162,234)
  Foreign currency
   translation
   adjustment...........        --      --          --          --        4,001        4,001
                         ----------   -----   ---------  ----------   ---------    ---------
Balance December 31,
 1999................... 83,597,550   $ 836   $ 905,610  $ (401,186)  $ (15,324)   $ 489,936
                         ==========   =====   =========  ==========   =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  --------
Net Loss....................................... $(162,234) $(125,894) $(55,564)
Foreign currency translation adjustment........     4,001        248   (18,422)
                                                ---------  ---------  --------
  Total comprehensive loss..................... $(158,233) $(125,646) $(73,986)
                                                =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION

Organization

   AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company" or "AMF") are principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 417 U.S. bowling cen-ters and 122 international bowling centers ("Bowling Centers"), including 15 joint venture centers described in "Note 16. Joint Ventures," as of December 31, 1999, and (ii) the manufacture and sale of bowling equipment such as auto-matic pinspotters, automatic scoring equipment, bowling pins, lanes, ball re-turns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. AMF also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Com-pany, which currently operates two golf practice ranges.

   AMF Bowling Worldwide, Inc., ("Bowling Worldwide"), is a wholly-owned, di-rect subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly-owned, direct subsidiary of AMF Bowling. AMF Bowling, AMF Group Holdings and Bowling Worldwide are Delaware corporations. AMF Bowling and AMF Group Holdings are holding companies. The principal assets in each are comprised of investments in subsidiaries. The Company was acquired in 1996 by an investor group led by affiliates of Goldman, Sachs & Co. (the "Acquisi-tion").

   Since the Acquisition and prior to December 31, 1999, the Company has ac-quired 263 bowling centers for a combined purchase price of $498.9 million, and it has constructed two bowling centers and one Michael Jordan Golf prac-tice range as part of its capital expenditure program. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Fa-cility") under the Credit Agreement (as defined in "Note 8.--Long-Term Debt and Recapitalization Plan"), and issuances of AMF Bowling common stock (the "Common Stock"). See "Note 15.--Acquisitions".

Risks and Other Important Factors

   The Company is highly leveraged as a result of indebtedness incurred in connection with the Acquisition and subsequent bowling center acquisitions. The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future perfor-mance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, in-cluding the conditions of the debt and equity markets. Based upon the current level of performance, management believes that cash flow from operations, to-gether with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and inter-est on, its senior debt, and interest on the Subsidiary Notes for the year 2000. In calendar year 2001, principal payment obligations under the facili-ties of the Credit Agreement increase significantly, cash interest becomes payable on the Subsidiary Senior Subordinated Discount Notes and the covenants under the Credit Agreement will be reset to their original levels. Based on current levels of performance, the Company anticipates that some form of refi-nancing will be required to meet the Company's financial requirements for cal-endar years 2001 and beyond. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Com-pany to meet its payment obligations under its indebtedness, or make necessary capital expenditures, or that any refinancing would be available on commer-cially reasonable terms or at all.

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Joint Ventures

   Investments in joint ventures are accounted for under the equity method. These investments are managed as part of the Company's Bowling Centers segment operations, and the Company's share of joint venture earnings is included in earnings for the Bowling Centers segment. The Company is amortizing the excess of the investment over its equity in its Brazilian joint venture's net assets over a period not to exceed five years. See "Note 16. Joint Ventures."

Use of Estimates

   The preparation of financial statements in conformity with generally ac-cepted accounting principles requires management to make estimates and assump-tions that affect the reported amounts of assets and liabilities and disclo-sure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the report-ing periods. The more significant estimates made by management include allow-ances for obsolete inventory, uncollectible accounts receivable, realization of goodwill, deferred taxes and other deferred assets, litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

Revenue Recognition

   For Bowling Products, revenue is generally recognized at the time the prod-ucts are shipped. In certain countries, with respect to new center packages ("NCP" or "NCPs") (which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) orders, revenue is recog-nized upon installation. For larger contract orders, Bowling Products gener-ally requires that customers submit a deposit as a condition of accepting the order. For a significant portion of international sales, Bowling Products gen-erally requires the customer to obtain a letter of credit prior to shipment.

Warranty Costs

   Bowling Products warrants all new products for certain periods up to one year. Bowling Products charges to income an estimated amount for future war-ranty obligations, and also offers customers the option to purchase extended warranties on certain products. Warranty expense aggregated $5,681 for 1999, $5,391 for 1998, and $3,007 for 1997, and is included in cost of goods sold in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

   The Company classifies all highly liquid fixed-income investments purchased with an original maturity of three months or less as cash equivalents.

Inventories

   Bowling Products' inventory is valued at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method. Bowling Cen-ters' inventory is valued at the lower of cost or market, with the cost being determined using the average cost method. (See "Note 3.--Inventories.")

Long-Lived Assets

   The carrying value of long-lived assets and certain identifiable intangi-bles, including goodwill, is reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount

                      AMF BOWLING, INC. AND SUBSIDIARIES
of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset.

Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred; major renewals or betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property and equipment, and any gain or loss is recognized.

   Property and equipment are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of property and equip-ment are as follows:

   Buildings and improvements     5-40 years
   Leasehold improvements         lesser of the estimated useful life or term of
                                  the lease

   Bowling and related equipment  5-10  years
   Manufacturing equipment        2-7 years
   Furniture and fixtures         3-8 years


Goodwill

   As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 15. Acquisitions," and in accordance with the purchase method of accounting used for all acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $21,384 in 1999, $20,403 in 1998 and $19,827 in 1997.
Accumulated amortization of goodwill was $74,684 and $53,300, respectively, at December 31, 1999 and 1998.

Leasehold Interests

   Leasehold interests are included in other assets net of accumulated amorti-zation of $22,346 and $17,370 at December 31, 1999 and 1998, respectively. Leasehold interests represent favorable lease terms which are comprised of the difference between amounts due under the contractual lease rate compared to the market rate for that lease. Leasehold interests are being amortized over the life of each lease. Amortization expense was $4,976 in 1999, $4,500 in 1998 and $11,735 in 1997.

Income Taxes

   The U.S. and international subsidiaries of AMF Bowling are taxable corpora-tions under the Internal Revenue Code ("IRC"). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Research and Development Costs

   Expenditures relating to the development of new products, including signif-icant improvements and refinements to existing products, are expensed as in-curred. Amounts charged against income were approximately $342 in 1999, $121 in 1998 and $922 in 1997 and are included in cost of goods sold in the accom-panying consolidated statements of operations.

Advertising Costs

   Costs incurred for producing and communicating advertising are expensed when incurred. The amounts charged against income were approximately $27,291 in 1999, $33,432 in 1998 and $21,642 in 1997, with

                      AMF BOWLING, INC. AND SUBSIDIARIES

$20,756, $20,571 and $12,768, respectively, included in bowling center operat-ing expenses for Bowling Centers, and $6,535, $12,861 and $8,856, respective-ly, included in selling, general and administrative expenses for Bowling Prod-ucts and Corporate in the accompanying consolidated statements of operations.

Earnings Per Share

   Basic and diluted net loss per share is calculated based on the actual weighted-average shares outstanding. Outstanding stock options and warrants are not considered as their effect is antidilutive. See "Note 12. Stockhold-ers' Equity" and "Note 13. Employee Benefit Plans."

Foreign Currency Translation

   All assets and liabilities of AMF Bowling's international operations are translated from foreign currencies into U.S. dollars at year-end exchange rates. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign cur-rency translation adjustment on the accompanying consolidated balance sheets, statements of stockholders' equity and statements of comprehensive loss. Reve-nue and expenses of international operations are translated using average ex-change rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in other than local curren-cies. Transactions in foreign currencies resulted in net losses of $2,432 for 1999, net gains of $2,450 for 1998 and net losses of $3,537 for 1997, and are included in other expenses in the accompanying consolidated statements of op-erations.

Fair Value of Financial Instruments

   The carrying value of financial instruments, including cash and cash equiv-alents and short-term debt, approximate fair value at December 31, 1999 and 1998, because of the short maturity of these instruments. At December 31, 1999 and 1998, fair value of the interest rate cap agreements (to reduce the inter-est rate risk of its floating rate debt) was approximately $16 and $8, respec-tively. The interest rate cap agreements are valued using the estimated amount that the Company would receive to terminate the cap agreements as of December 31, 1999 and 1998, based on a quote from the counterparty, taking into account current interest rates and the credit worthiness of the counterparty. The Com-pany has no intention of terminating the cap agreements. The fair value of the term facilities under the Bank Debt, as defined in "Note 8. Long-Term Debt and Recapitalization Plan," at December 31, 1999 and 1998, was approximately $347,849 and $376,988, respectively, based on the trading value at December 31, 1999 and 1998. The fair value of the Subsidiary Senior Subordinated Notes and Subsidiary Senior Subordinated Discount Notes, as defined in "Note 8. Long-Term Debt and Recapitalization Plan," at December 31, 1999 and 1998, was approximately $196,410 and $354,005, respectively, based on the trading value at December 31, 1999 and 1998. The fair value of the Debentures, as defined in "Note 8. Long-Term Debt and Recapitalization Plan," at December 31, 1999 and 1998, was approximately $18,321 and $136,463 based on the trading value at De-cember 31, 1999 and 1998.

Non-compete Agreements

   The Company has non-compete agreements with various individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8 percent to 10 percent. The assets are included in other assets on the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the agreements. Non-compete obligations at December 31, 1999 and 1998, net of accumulated amortization, totaled approximately $2,390 and $3,629, respectively. Annual maturities on non-compete obligations as of December 31, 1999, are as follows: 2000--$924; 2001--$245; 2002--$202; 2003--
$207; 2004--$200; thereafter--$612.

                      AMF BOWLING, INC. AND SUBSIDIARIES

Self-Insurance Programs

   The Company is self-insured up to certain levels for general and product liability, workers' compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon esti-mated settlements for known and anticipated claims. The Company has recorded an estimated amount to cover known claims and claims incurred but not reported as of December 31, 1999 and 1998, which is included in accrued expenses in the accompanying consolidated balance sheets.

Comprehensive Loss

   For 1999, 1998 and 1997, comprehensive loss represents net loss and the change in foreign currency translation adjustment. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying consolidated balance sheets and statements of stockholders' equity.

NOTE 3. INVENTORIES

   Inventories at December 31, 1999 and 1998, consist of the following:

                                                                 1999    1998
                                                                ------- -------
      Bowling Products, at FIFO:
        Raw materials.......................................... $14,285 $11,471
        Work in progress.......................................   1,562   1,548
        Finished goods and spare parts.........................  28,789  42,980
      Bowling Centers, at average cost:
        Merchandise and spare parts............................   8,863   8,736
                                                                ------- -------
                                                                $53,499 $64,735
                                                                ======= =======

NOTE 4. DEFERRED TAXES AND OTHER CURRENT ASSETS

   The components of deferred taxes and other current assets at December 31, 1999 and 1998, consist of the following:

                                                                 1999    1998
                                                                ------- -------
      Deferred income taxes.................................... $   --  $ 7,147
      Advances or deposits.....................................  11,982  14,024
      Other....................................................   2,894   2,789
                                                                ------- -------
                                                                $14,876 $23,960
                                                                ======= =======

NOTE 5. PROPERTY AND EQUIPMENT

   Property and equipment, net at December 31, 1999 and 1998, consists of the following:

                                  1999        1998
                               ----------  ----------
      Land.................... $  133,953  $  131,906
      Buildings and
       improvements...........    357,365     362,297
      Equipment, furniture,
       and fixtures...........    588,342     553,203
      Other...................      5,537       7,476
                               ----------  ----------
                                1,085,197   1,054,882
      Less: accumulated
       depreciation and
       amortization...........   (278,772)   (180,897)
                               ----------  ----------
                               $  806,425  $  873,985
                               ==========  ==========

                      AMF BOWLING, INC. AND SUBSIDIARIES

   Depreciation and amortization expense related to property and equipment was $99,934 for 1999, $89,080 for 1998 and $64,480 for 1997. Included in property and equipment is $8,118 of assets to be disposed in connection with the Company's recognition of asset impairment as described in "Note 9. Restructur-ing Charges, Asset Impairment Charges and Special Charges."

NOTE 6. OTHER LONG-TERM ASSETS

   Other long-term assets are primarily composed of leasehold interests, long-term rent deposits, long-term portion of non-compete assets, and notes receiv-able. At December 31, 1998, other long-term assets also included deferred in-come taxes.

NOTE 7. ACCRUED EXPENSES

   Accrued expenses at December 31, 1999 and 1998, consist of the following:

                                                                 1999    1998
                                                                ------- -------
      Accrued compensation..................................... $13,609 $10,424
      Accrued interest.........................................   8,293   8,075
      League bowling accounts..................................  15,847  16,160
      Other....................................................  34,035  27,150
                                                                ------- -------
                                                                $71,784 $61,809
                                                                ======= =======

NOTE 8. LONG-TERM DEBT AND RECAPITALIZATION PLAN

   Long-term debt at December 31, 1999 and 1998, consists of the following:

                                                           1999        1998
                                                        ----------  ----------
      Bank debt........................................ $  556,499  $  581,877
      Subsidiary senior subordinated notes.............    250,000     250,000
      Subsidiary senior subordinated discount notes....    240,111     213,226
      Zero coupon convertible debentures...............    172,630     296,873
      Mortgage and equipment note......................      1,992       1,988
                                                        ----------  ----------
        Total debt.....................................  1,221,232   1,343,964
      Current maturities...............................    (34,250)    (32,375)
                                                        ----------  ----------
        Total long-term debt........................... $1,186,982  $1,311,589
                                                        ==========  ==========

Bank Debt

   The Company's bank debt (the "Bank Debt") is governed by a credit agreement (the "Credit Agreement") to which Bowling Worldwide is a party with Goldman Sachs, their affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders (collectively, the "Lenders") and provides for (i) senior secured term loan facilities aggregating $386.5 million (the "Term Facilities") and (ii) the Bank Facility of up to $355.0 million ( together with the Term Facilities, the "Senior Facilities"). In connection with such financing, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank is acting as Administrative Agent. The initial borrowings under a predecessor of the Credit Agreement were used to partially fund the Acquisition. As of December 31, 1999, the Company has $185.0 million available for borrowing under the Credit Agreement and $170.0 million outstanding.

                      AMF BOWLING, INC. AND SUBSIDIARIES

 The Senior Facilities

   The Term Facilities consist of the following three tranches: (i) a Term Loan Facility of $71.2 million, (ii) an Amortization Extended Loan ("AXELsSM") Series A Facility of $182.8 million and (iii) an AXELsSM Series B Facility of $132.5 million. The Term Loan Facility bears interest, at Bowling Worldwide's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case plus a margin which varies in accordance with a performance pricing grid which is based on the Total Debt/EBITDA Ratio (as defined below) for the Rolling Period (as defined below) then most recently ended.

   The margin applicable to loans bearing interest based on the base rate will range from 1.50% to 2.75% for advances under the Term Loan Facility, and is fixed at 3.25% for advances under the AXELsSM Series A Facility and 3.75% for advances under the AXELsSM Series B Facility. The margin applicable to loans bearing interest based on the Eurodollar rate ranges from 2.50% to 3.75% for advances under the Term Loan Facility, and is fixed at 4.25% for advances un-der AXELsSM Series A Facility and 4.75% for advances under the AXELsSM Series B Facility.

   The Bank Facility has an aggregate amount of $355.0 million, is fully re-volving until its final maturity and bears interest, at Bowling Worldwide's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case, plus a margin which varies in accordance with a performance pricing grid which is based on a total debt to EBITDA ratio ("Total Debt/EBITDA Ra-tio") for the trailing twelve-month period (the "Rolling Period") then most recently ended. The margin applicable to advances under the Bank Facility bearing interest based on the base rate ranges from 1.50% to 2.75% and the margin applicable to advances under the Bank Facility bearing interest based on the Eurodollar rate ranges from 2.50% to 3.75%.

   Borrowings under the Term Loan Facility and Bank Facility bear interest, at Bowling Worldwide's option, at Citibank's customary base rate plus a margin of 2.75% or at Citibank's Eurodollar rate plus a margin of 3.75% until the finan-cial statements required to be delivered pursuant to the Credit Agreement in respect of the fiscal quarter ended June 30, 2000 are delivered. Thereafter, the applicable margin will be determined in accordance with the Total Debt/EBITDA ratio.

   At December 31, 1999, the applicable margin based on Citibank's customary base rate, the applicable margin based on Citibank's Eurodollar rate, and the actual interest rate for advances under each of the Senior Facilities were as follows:

                                              Base Rate Eurodollar Rate Interest
                                               Margin       Margin        Rate
                                              --------- --------------- --------
Term Loan Facility...........................   2.75%        3.75%        9.68%
AXELsSM Series A Facility....................   3.25         4.25        10.18
AXELsSM Series B Facility....................   3.75         4.75        10.68
Bank Facilty.................................   2.75         3.75         9.69

   Maturity dates, average amounts outstanding, and average borrowing rates for 1999, were as follows:

                                             Outstanding    Average    Average
                                             December 31,   Amounts   Borrowing
                              Maturity Dates     1999     Outstanding   Rates
                              -------------- ------------ ----------- ---------
Term Loan Facility........... March 31, 2002   $ 71,250    $ 89,445     8.52%
AXELsSM Series A Facility.... March 31, 2003    182,750     183,994     9.07
AXELsSM Series B Facility.... March 31, 2004    132,499     133,898     9.43
Bank Facilty................. March 31, 2002    170,000     178,573     8.69

                      AMF BOWLING, INC. AND SUBSIDIARIES

   In addition, Bowling Worldwide is required to make prepayments which perma-nently reduce the availability under the Senior Facilities under certain cir-cumstances, including upon certain asset sales and issuances of debt by Bowl-ing Worldwide and its subsidiaries and public issuance of equity securities of AMF Bowling. Bowling Worldwide is also required to make prepayments that per-manently reduce the availability under the Term Facilities in an amount equal to up to 50% of Excess Cash Flow for any fiscal year of Bowling Worldwide if the Total Debt/EBITDA Ratio for that fiscal year is greater than or equal to
5.50 to 1.0. If the Total Debt/EBITDA Ratio for that fiscal year is less than
5.50 to 1.0, then Bowling Worldwide is required to prepay the Bank Facility in an amount equal to up to 50% of the Excess Cash Flow (as defined in the Credit Agreement) for such fiscal year (such payment would be the lesser of (x) 50% of the Excess Cash Flow for that fiscal year or (y) the amount by which such Excess Cash Flow exceeds $20 million), but Bowling Worldwide would be permit-ted to reborrow such amounts, subject to the conditions of the Credit Agree-ment.

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

 Covenants

   In connection with the Company's recapitalization plan discussed below, the lenders under the Credit Agreement approved Amendment No. 2 and Waiver to the Credit Agreement and entered into the Fourth Amended and Restated Credit Agreement. The key provisions of the Fourth Amended and Restated Credit Agree-ment (i) waive mandatory prepayment provisions previously existing under the Credit Agreement with respect to the Company's recapitalization plan, (ii) re-quire AMF Bowling to contribute $30.0 million as equity to Bowling Worldwide to be used to repay amounts borrowed under the Bank Facility and treat such prepayment as prefunding for new bowling center acquisitions, (iii) permit the Company to resume borrowing to fund acquisitions subject to certain criteria and maintenance of minimum availability under the Bank Facility of $65.0 mil-lion through 2000 and $40.0 million through 2001, (iv) permit AMF Bowling to make equity contributions to Bowling Worldwide which will be included in the calculation of EBITDA for financial covenant purposes under the Credit Agree-ment up to an aggregate of $10.0 million during any four consecutive quarters through December 31, 2001, (v) modify or waive certain financial covenants and
(vi) allow Bowling Worldwide to exclude from EBITDA covenant calculations cer-tain restructuring and Special Charges (described below).

   Bowling Worldwide is in compliance with the amended covenants as of Decem-ber 31, 1999. In this connection, AMF Bowling made contributions of $1.0 mil-lion and $2.0 million as equity to Bowling Worldwide in November 1999 and March 2000 to meet EBITDA requirements under its financial covenant tests as of September 30, 1999 and December 31, 1999, respectively. The Credit Agree-ment permits AMF Bowling to make additional equity contributions through 2001 as specified above. Management believes that Bowling Worldwide will be in com-pliance with the amended covenants during 2000, including the effect of the aforementioned equity contributions, but any downturn in the current perfor-mance of Bowling Worldwide could result in non-compliance with these financial covenants. Failure by Bowling Worldwide to comply with its Credit Agreement covenants could result in an event of default which, if nor cured or waived, would have a material adverse effect on the Company.

   The Credit Agreement contains certain financial covenants, as well as additional affirmative and negative covenants, constraining Bowling Worldwide. Under the terms currently in effect, Bowling Worldwide must maintain a minimum Modified Consolidated EBITDA (as defined in the Credit Agreement) of not less than the

                      AMF BOWLING, INC. AND SUBSIDIARIES
sum of (i) an amount ranging from $140 million for the Rolling Period ending December 31, 1999, to $200 million for the Rolling Period ending September 30, 2003 and thereafter, and (ii) the EBITDA Adjustment Amount (as defined in the Credit Agreement) for such Rolling Period, which is equal to 80% of the aggregate amount of the EBITDA of each bowling center acquired or constructed by Bowling Worldwide or any of its Subsidiaries after June 14, 1999 and acquired or constructed at least 15 months prior to such time of determination.

   Bowling Worldwide must also maintain a Cash Interest Coverage Ratio (de-fined in the Credit Agreement as the ratio of (i) Modified Consolidated EBITDA of Bowling Worldwide and its Subsidiaries during a Rolling Period to (ii) cash interest payable on all Debt (as defined in the Credit Agreement) of Bowling Worldwide and its Subsidiaries) at an amount ranging from not less than 1.75 for the Rolling Period ending June 30, 1999 to not less than 2.75 for the Rolling Period ending September 30, 2002 and thereafter. Bowling Worldwide is not required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement as the ratio of (i) Modified Consolidated EBITDA less the sum of (a) cash taxes paid plus (b) Capital Expenditures (as defined in the Credit Agreement) made by Bowling Worldwide and its Subsidiaries during such Rolling Period to (ii) the sum of (a) cash interest payable on all Debt plus (b) prin-cipal amounts of all Debt under the Term Facilities payable by Bowling World-wide and its Subsidiaries during such Rolling Period) through December 31, 2001. Beginning with the Rolling Period ending March 31, 2002 and thereafter, Bowling Worldwide must maintain a Fixed Charge Coverage Ratio of not less than
1.0. A Senior Debt to EBITDA Ratio (as defined in the Credit Agreement as the ratio of Consolidated Debt, as defined in the Credit Agreement (other than Subordinated Debt and Hedge Agreements, as defined in the Credit Agreement), of Bowling Worldwide and its Subsidiaries to Modified Consolidated EBITDA for that Rolling Period) must be maintained at levels ranging from not more than
4.25 for the Rolling Period ending March 31, 1999 to not more than 2.50 for the Rolling Period ending March 31, 2002 and thereafter. A Total Debt to EBITDA Ratio (as defined in the Credit Agreement as the ratio of consolidated total Debt (other than Hedge Agreements) of Bowling Worldwide and its Subsidi-aries to Modified Consolidated EBITDA) must be maintained at levels ranging from not more than 7.50 for the Rolling Period ending March 31, 1999 to not less than 4.50 for the Rolling Period ending March 31, 2002 and thereafter. In each case, the above-mentioned ratios are calculated on a quarterly basis.

   Negative covenants under the Senior Facilities prohibit Bowling Worldwide and its Subsidiaries from incurring any liens (except for those created under the loan documents or otherwise permitted under the Credit Agreement, includ-ing those securing Bowling Worldwide's obligations as borrower on other in-debtedness not to exceed $5.0 million at any time outstanding). Bowling World-wide and its Subsidiaries are also prohibited from incurring any debt, other than (in the case of Bowling Worldwide) debt owed to its Subsidiaries or in respect of hedge agreements not entered into for speculative purposes or (in the case of any Subsidiary) debt owed to Bowling Worldwide or any of its whol-ly-owned Subsidiaries, to the extent permitted under the Credit Agreement or (in the case of either Bowling Worldwide or its Subsidiaries) debt secured by permitted liens, capitalized leases not to exceed $10 million at any time out-standing and any debt existing at the time of the Acquisition, among other things. Bowling Worldwide and its Subsidiaries may not incur any obligations under leases having a term of one year or more that would cause their direct and contingent liabilities for any 12 months to exceed the sum of (i) $25.0 million, (ii) the product of (x) $0.2 million and (y) the number of leased bowling centers acquired by Bowling Worldwide or any Subsidiaries after May 1, 1996 and (iii) in each calendar year after 1996, an amount equal to 4% of the amount permitted by this provision in the immediately preceding calendar year. Bowling Worldwide is also prohibited from entering into a merger in which it is not the survivor or to sell, lease, or otherwise transfer its assets other than in the ordinary course of business, except as otherwise permitted by the Credit Agreement. Investments by Bowling Worldwide or its Subsidiaries in any other person are also limited by the Credit Agreement. The negative covenants also relate to the payment of dividends, prepayments of, and amendments of the terms of, other debt (including the Subsidiary Notes), amendment of Related Documents (as defined in the Credit Agreement), ownership changes, negative pledges, partnerships, speculative transactions,

                      AMF BOWLING, INC. AND SUBSIDIARIES
capital expenditures and payment restrictions affecting subsidiaries. Bowling Worldwide is also subject to certain financial and other reporting require-ments.

   Bowling Worldwide is also prohibited under the Credit Agreement from making a material change in the nature of its existing business, except that it may have up to $50.0 million invested at any one time in golf driving ranges and other golf-related activities.

   Pursuant to the Credit Agreement, so long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may (i) declare and pay dividends in common stock, (ii) declare and pay cash dividends to the extent necessary to make payments under certain noncomplete agreements with owners of the Predecessor Company, (iii) declare and pay cash dividends for general administrative expenses not to exceed $0.25 million and (iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock.

Subsidiary Notes

   Bowling Worldwide's senior subordinated notes (the "Subsidiary Senior Sub-ordinated Notes") will mature on March 15, 2006. Interest accrues from the date of issuance at an annual rate of 10.875% and is payable in cash semiannually in arrears on March 15 and September 15 of each year.

   Bowling Worldwide's senior subordinated discount notes (the "Subsidiary Se-nior Subordinated Discount Notes") will mature on March 15, 2006, at a fully-accreted value of $277.0 million and will result in an effective yield of 12.25% per annum, computed on a semiannual bond equivalent basis. No interest is payable prior to March 15, 2001. Commencing March 15, 2001, interest will accrue and be payable in cash semiannually in arrears on March 15 and Septem-ber 15 of each year beginning with September 15, 2001.

   The Subsidiary Senior Subordinated Notes and the Subsidiary Senior Subordi-nated Discount Notes (together, the "Subsidiary Notes") are jointly and sever-ally guaranteed on a senior subordinated basis by AMF Group Holdings and each of Bowling Worldwide's current and future subsidiaries identified below in "Note 21. Condensed Consolidating Financial Statements" (collectively, the "Guarantors").

   The guarantees of the Subsidiary Notes are subordinated to the guarantees of the Bank Debt and the mortgage and equipment note outstanding at December 31, 1999. The Subsidiary Notes are general, unsecured obligations of Bowling Worldwide, are subordinated in right of payment to all of the Bank Debt and rank pari passu with all existing and future subordinated debt of Bowling Worldwide. The claims of the holders of the Subsidiary Notes will be effec-tively subordinated to all other indebtedness and other liabilities (including trade payables and capital lease obligations) of Bowling Worldwide's subsidi-aries that are not Guarantors and through which Bowling Worldwide will conduct a portion of its operations. See "Note 21. Condensed Consolidating Financial Statements."

   The indenture governing the Subsidiary Senior Subordinated Notes and the indenture governing the Subsidiary Senior Subordinated Discount Notes (together, the "Subsidiary Note Indentures") contain certain covenants that, among other things, limit the ability of Bowling Worldwide and its Restricted Subsidiaries, as defined therein, to incur additional indebtedness and issue Disqualified Stock (as defined therein), pay dividends or distributions or make investments or make certain other Restricted Payments, as defined therein, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu and subordinated indebtedness of Bowling Worldwide and engage in mergers and consolidations.

Zero Coupon Convertible Debentures

   On May 12, 1998, AMF Bowling completed the private placement of $1,125,000 aggregate principal amount at maturity of Zero Coupon Convertible Debentures due 2018 (the "Debentures") to Goldman, Sachs & Co., Cowen & Company, Morgan Stanley & Co. Incorporated and Schroder & Co. Inc. (collectively, the "Initial Purchasers"). The Debentures were originally issued by the Company to the Ini-tial Purchasers at an offering price of 25.257% plus accrued original issue discount from May 12, 1998, and were subsequently sold by the Initial Purchas-ers to "qualified institutional buyers" in transactions exempt from registra-tion pursuant to

                      AMF BOWLING, INC. AND SUBSIDIARIES

Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Company subsequently filed a Registration Statement on Form S-1 covering the Debentures and the underlying Common Stock. In connection with the Company's recapitalization plan, AMF Bowling purchased $514,286 in aggregate principal amount at maturity of the Debentures in a tender offer at a price of $140 per $1,000 principal amount at maturity. See "--Recapitalization Plan" below.

   The Debentures will mature on May 12, 2018 and have an effective yield of 7% per annum. The Debentures are convertible, at the option of the Holder, at any time prior to maturity unless previously redeemed or otherwise purchased by AMF Bowling, into Common Stock at the rate of 9.1469 shares, as adjusted in connection with the rights offering, per $1,000 principal amount at maturity of Debentures.

   The Debentures are not redeemable by AMF Bowling prior to May 12, 2003. Be-ginning on May 12, 2003, the Debentures are redeemable for cash at any time at the option of AMF Bowling, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemp-tion.

   AMF Bowling is required to purchase Debentures at the option of the Holder as of May 12, 2003, May 12, 2008 and May 12, 2013, at purchase prices equal to the issue price plus accrued original issue discount to the date of purchase. AMF Bowling may, at its option, elect to pay any such purchase price in cash or Common Stock, or any combination thereof.

   Events of default under the indenture governing the Debentures (the "Deben-ture Indenture") include: (i) default in payment of the principal amount at maturity, accrued liquidated damages, if any, interest, if any, redemption price, purchase price or Debenture change of control redemption price with re-spect to any Debenture when such becomes due and payable, provided that in he case of any failure to pay liquidated damages, such failure continues for a period of 30 days; (ii) failure by AMF Bowling to comply with any of its other agreements in the Debentures or the Debenture Indenture upon the receipt by AMF Bowling of notice of such default by the trustee or by holders of not less than 25% in aggregate principal amount at maturity of the Debentures then out-standing and AMF Bowling's failure to cure such default within 60 days after receipt by it of such notice (plus an additional 60 days in the case of de-faults subject to cure, provided AMF Bowling commences such cure within the initial 60 days, and is diligently pursuing such cure); (iii) default which results in acceleration of any indebtedness for money borrowed by AMF Bowling or any of its subsidiaries in an aggregate principal amount of $25.0 million or more; or (iv) certain events of bankruptcy or insolvency.

Annual Maturities

   Annual maturities of long-term debt, including accretion of the Subsidiary Senior Subordinated Discount Notes and the Debentures, as of December 31, 1999, are as follows:

      December 31,
      ------------
      2000........................................................... $   34,250
      2001...........................................................     83,000
      2002...........................................................    276,002
      2003...........................................................    116,408
      2004...........................................................     46,839
      Thereafter(a)..................................................  1,139,706
                                                                      ----------
                                                                      $1,696,205
                                                                      ==========

--------
(a) Annual maturities after the year 2004 include $610,714 face amount of De-bentures and assume that the Debentures are held until maturity in 2018.

                      AMF BOWLING, INC. AND SUBSIDIARIES

Recapitalization Plan

   As part of a recapitalization plan (the "Recapitalization Plan") and in conjunction with the Amendment No. 2 and Waiver, AMF Bowling completed on July 28, 1999 an offering of rights to purchase Common Stock and a tender offer for a portion of its Debentures at a discount to carrying value. In the rights of-fering, AMF Bowling raised $120.0 million of gross proceeds in equity capital and issued 24.0 million additional shares of Common Stock at the subscription price of $5.00 per share. AMF Bowling purchased $514,286 in aggregate princi-pal amount at maturity of the Debentures in the tender offer at a price of $140 per $1,000 principal amount at maturity. AMF Bowling used approximately $72.0 million of the proceeds from the rights offering to fund the purchase of the Debentures and recorded an extraordinary gain of approximately $63.9 mil-lion representing the difference between the accreted value of the Debentures purchased and the purchase price therefor net of expenses incurred. As a re-sult of consummation of the tender offer, $610,714 in aggregate principal amount at maturity of Debentures remains outstanding as of December 31, 1999.

   Proceeds from the rights offering of $30.0 million were contributed as eq-uity by AMF Bowling to Bowling Worldwide, which repaid amounts due under its Bank Facility. AMF Bowling used a portion of the remainder of the proceeds to pay expenses of the rights offering and the tender offer and is using the bal-ance remaining for general corporate purposes.

Interest Rate Cap Agreements

   During March 1999 and December 1999, Bowling Worldwide entered into inter-est rate cap agreements with Goldman Sachs Capital Markets, L.P. to reduce the interest rate risk of its Bank Debt. The notional amounts of these caps were $200 million and $100 million, respectively, at December 31, 1999. Interest expense for interest rate cap agreements was $140 in 1999, $1,608 in 1998 and $1,823 in 1997.

   Bowling Worldwide is exposed to credit-related loss in the event of non-performance by the counterparty. Bowling Worldwide believes its exposure to potential loss due to counterparty non-performance is minimized primarily due to the relatively strong credit rating of the counterparty.

Deferred Financing Costs

   Costs incurred to obtain bank financing and issue bond financing are amor-tized over the lives of the various types of debt using the effective interest rate method. Bank financing costs, which were incurred to obtain bank financ-ing for the Acquisition, were entirely written off in the fourth quarter of 1997 in connection with the Credit Agreement. During 1998, the Company de-ferred $13,833 of financing costs associated with the issuance of the Deben-tures and with the Amendment No. 2 and Waiver. Amortization expense for fi-nancing costs was $2,686 in 1999, $3,438 in 1998 and $4,856 in 1997.

Extraordinary Items

 1999

   As discussed above, the Company recorded an extraordinary gain of approxi-mately $63.9 million in connection with its Recapitalization Plan representing the difference between the accreted value of the Debentures purchased and the purchase price therefor net of expenses of the tender offer.

 1997

   The Company recorded after-tax extraordinary charges totaling $23.4 mil-lion, net of $12.8 million of tax, in the fourth quarter of 1997 as a result of entering into the Credit Agreement, the premium paid to redeem a portion of the Subsidiary Senior Subordinated Discount Notes and the write-off of the portion of bond financing costs attributable to the Subsidiary Senior Subordi-nated Discount Notes redeemed.

                      AMF BOWLING, INC. AND SUBSIDIARIES

Other

   The Company is highly leveraged as a result of indebtedness incurred in connection with the Acquisition and subsequent bowling center acquisitions. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Subsidiary Notes for the year 2000. In calendar year 2001, principal pay-ment obligations under the facilities of the Credit Agreement increase signif-icantly and cash interest becomes payable on the Subsidiary Senior Subordi-nated Discount Notes. Based on current levels of performance, the Company anticipates that a refinancing will be required to the meet the Company's fi-nancial requirements for calendar years 2001 and beyond. There is no assur-ance, however, that the Company will generate sufficient cash flow in a timely manner to satisfy scheduled principal and interest payments or that any refi-nancing would be available at commercially reasonable terms or at all.

NOTE 9. RESTRUCTURING CHARGES, ASSET IMPAIRMENT CHARGES AND SPECIAL CHARGES

Restructuring Charges

   In 1999, the Company recorded restructuring charges of approximately $8.5 million that were related primarily to a plan to reorganize and downsize the Bowling Products business in response to market weakness in the Asia Pacific region and increased competition which has negatively impacted sales and prof-itability of NCPs. The restructuring plan was developed in conjunction with a strategic business assessment performed by Bain & Co. and was designed to re-duce the overall volatility of the Bowling Products business. Actions taken included closing one plant in the U.S., and one plant in Korea, three ware-houses in China, one warehouse in Taiwan, four sales offices in China and one sales office in Belgium. Additionally, sales offices were downsized in four other countries. The restructuring charges relate primarily to employee termi-nation benefits, assetwrite-offs and contract cancellations. As of December 31, 1999, the Company had a remaining reserve related to the restructuring charges of $0.6 million.

Asset Impairment Charges

   In 1999, the Company recorded asset impairment charges of $8.1 million rep-resenting the difference between fair market value and carrying value of im-paired assets. The asset impairment charges relate to under- performing bowl-ing center locations that under a formal plan will be closed in the first half of 2000. Fair market value is generally determined based on the average sales proceeds from previous sales of idle AMF bowling center locations.

   The following table summarizes the nature of the restructuring charges and asset impairment charges:

                                                Bowling Bowling
                                                Centers Products Corporate Total
                                                ------- -------- --------- -----
Restructuring charges..........................  $0.2    $ 8.2     $ 0.1   $ 8.5
Asset impairment charges.......................   8.1      --        --      8.1
                                                 ----    -----     -----   -----
    Total charges..............................  $8.3    $ 8.2     $ 0.1   $16.6
                                                 ====    =====     =====   =====

                      AMF BOWLING, INC. AND SUBSIDIARIES

Special Charges

   The strategic assessment by Bain & Co. discussed above led to programs de-signed to improve product line profitability and quality in the Company. This assessment was a catalyst to the Company recording certain charges. These charges, along with additional reserves (collectively, the "Special Charges") recorded by the Company totaled $26.5 million. The Special Charges are non-cash, relate primarily to receivables and inventory and are included within operating expenses.

   The Special Charges are summarized as follows:

                                                Bowling Bowling
                                                Centers Products Corporate Total
                                                ------- -------- --------- -----
      Special charges..........................  $6.6    $19.7     $0.2    $26.5
                                                 ====    =====     ====    =====

NOTE 10. INCOME TAXES

   Income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997, consists of the following:

                                                   1999       1998       1997
                                                 ---------  ---------  --------
      U.S.......................................  (167,738) $(112,133) $(55,695)
      International.............................   (11,993)     1,470    12,083
                                                 ---------  ---------  --------
                                                 $(179,731) $(110,663) $(43,612)
                                                 =========  =========  ========

   The income tax provision (benefit) at December 31, 1999, 1998 and 1997, consists of the following:

                                                        1999    1998    1997
                                                       ------- ------ --------
      Current income tax expense
      U.S. Federal.................................... $   --  $  --  $    --
      State and local.................................     --     --       --
      International...................................   6,300  7,294    6,965
                                                       ------- ------ --------
          Total current provision.....................   6,300  7,294    6,965
                                                       ------- ------ --------
      Deferred tax benefit
      U.S. Federal....................................  18,861    --   (18,039)
      State and local.................................   2,555    --    (1,702)
      International...................................     --     --       --
                                                       ------- ------ --------
          Total deferred provision (benefit)..........  21,416    --   (19,741)
                                                       ------- ------ --------
          Total provision (benefit)................... $27,716 $7,294 $(12,776)
                                                       ======= ====== ========

                      AMF BOWLING, INC. AND SUBSIDIARIES

   The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:

                                                               1999      1998
                                                             --------  --------
Deferred income tax assets
Current assets
  Reserves not deductible for tax purposes.................. $ 22,864  $  7,147
                                                             --------  --------
Noncurrent assets
  Net operating losses......................................   94,893    68,815
  Foreign tax credits.......................................   11,487    19,720
  Interest expense on high yield debt.......................   29,972    20,625
  Financing costs...........................................    6,720     6,972
  Translation effects.......................................      118      (264)
  Other.....................................................    3,695       670
                                                             --------  --------
Total noncurrent deferred tax assets........................  146,885   116,538
                                                             --------  --------
Deferred tax assets before valuation allowance..............  169,749   123,685
  Valuation allowance....................................... (113,045)  (45,583)
                                                             --------  --------
Total deferred tax assets...................................   56,704    78,102
                                                             --------  --------
Deferred income tax liabilities
Goodwill amortization.......................................   32,924    23,826
Depreciation on property and equipment......................   23,780    32,860
                                                             --------  --------
Total noncurrent deferred tax liabilities...................   56,704    56,686
                                                             --------  --------
Net deferred tax assets..................................... $    --   $ 21,416
                                                             ========  ========

   Realization of deferred tax assets associated with the net operating losses ("NOLs") and foreign tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOLs and foreign tax credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

   As of December 31, 1999, the Company had net operating losses of approxi-mately $263.6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve as of December 31, 1999 for $113.0 million related to net operating losses, foreign tax cred-its and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for 1999 reflects an increase in the valuation allowance and certain international taxes.

   The gross amount of NOLs the Company may utilize on future tax returns is $236,618. The NOLs expire as follows:

      Year                                                                NOLs
      ----                                                              --------
      2011............................................................. $ 20,752
      2012.............................................................   80,233
      2018.............................................................  103,337
      2019.............................................................   59,296
                                                                        --------
                                                                        $263,618
                                                                        ========

                      AMF BOWLING, INC. AND SUBSIDIARIES

   The provision (benefit) for income taxes differs from the amount computed by applying the statutory rate of 35 percent for 1999, 1998 and 1997 to loss before taxes. The principal reasons for these differences are as follows:

                                                    1999      1998      1997
                                                  --------  --------  --------
U.S. Federal, at statutory rate.................. $(49,182) $(38,638) $(15,264)
Increase resulting from:
  Meals and entertainment........................      225       266       275
  Goodwill relating to acquisition of
   international bowling centers.................    1,751     1,755     1,658
  Disallowance of certain high yield debt........      206       187       260
  Valuation allowance............................   67,462    45,583       --
  Other, net.....................................    7,254    (1,859)      295
                                                  --------  --------  --------
Total............................................ $ 27,716  $  7,294  $(12,776)
                                                  ========  ========  ========

NOTE 11. COMMITMENTS AND CONTINGENCIES

   Bowling Centers and Bowling Products lease certain facilities and equipment under operating leases, which expire at various dates through 2016. Bowling Centers has certain ground leases, associated with several centers, which ex-pire at various dates through 2058. These leases generally contain renewal op-tions and require payments of taxes, insurance, maintenance, and other ex-penses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified lev-els. Such contingent rentals amounted to $2,430 in 1999, $1,733 in 1998 and $1,200 in 1997. Total rent expense under operating leases aggregated approxi-mately $32,892 in 1999, $31,061 in 1998 and $24,117 in 1997.

   Future minimum rental payments under the operating lease agreements as of December 31, 1999, are as follows:

      Year Ending
      December 31,
      ------------
      2000............................................................. $ 29,491
      2001.............................................................   25,788
      2002.............................................................   22,942
      2003.............................................................   20,977
      2004.............................................................   17,798
      Thereafter.......................................................  135,523
                                                                        --------
                                                                        $252,519
                                                                        ========

Litigation and Claims

   In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against a subsidiary of AMF Bowling in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to NCPs purchased from AMF. Hai Heng asserted that the poor quality of NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of stor-ing the NCPs. In November 1998, the court awarded Hai Heng approximately $3.5 million. The Company appealed to the next higher court of Heilongjing Prov-ince, which issued a judgment in favor of Hai Heng for approximately $2.8 mil-lion and ordered Hai Heng to return 24 NCPs to AMF.

                      AMF BOWLING, INC. AND SUBSIDIARIES

   The Company believes Hai Heng's claim is a warranty issue and that Hai Heng is not entitled to recover the purchase price, lost profits or the cost of storage. The Company also believes that Hai Heng's claim is substantially without merit and, based on the advice of local legal counsel, believes that the judicial process leading up to the trial court's judgment involved signif-icant procedural and other legal defects. Following the award, Hai Heng began to exercise its rights to collect the judgment. The Company appealed to the Supreme People's Court in Beijing (the "Supreme Court"). The Supreme Court ac-cepted the file and told AMF's attorneys that it will hear the appeal but has not issued a written order accepting the appeal.

   Due to a number of uncertainties inherent in litigation in China, the Com-pany can give no assurance on the likelihood of success of the appeal or the ultimate outcome. However, management does not believe that the outcome will have a material adverse impact on the financial position of the Company.

   On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subse-quently been amended to, among other things, include additional named plain-tiffs. The plaintiffs, as putative class representatives for all persons who purchased the Common Stock in the Initial Public Offering or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all de-fendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclo-sures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigor-ously.

   In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, discrimination claims, workers' compensation claims and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insur-ance. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

NOTE 12. STOCKHOLDERS' EQUITY

Stockholders' Agreement

   On April 30, 1996, AMF Bowling and the institutional stockholders of AMF Bowling (the "Stockholders") entered into a stockholders' agreement (the "Stockholders' Agreement") which regulates the relationship among AMF Bowling and the Stockholders'. The Stockholders' Agreement primarily provides for, subject to certain limitations and exceptions, the establishment and nomina-tion of the Board of Directors and an Executive Committee and guidance in the event a Stockholder determines to sell its shares of Common Stock. The forego-ing rights and obligations will terminate in the event of any merger, recapi-talization, consolidation, reorganization or other restructuring of AMF Bowl-ing as a result of which the Stockholders own less than a majority of the outstanding voting power of the entity surviving such transaction, the Stock-holders' Agreement will terminate.

Other

   The Company has 870,000 warrants outstanding and held by an affiliate of Goldman Sachs, with an exercise price of $0.01 per share, that expire in May 2006. As of December 31, 1999, no warrants had been exercised.

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 13. EMPLOYEE BENEFIT PLANS

   The Company has a defined contribution 401(k) plan to which U.S. employees may make voluntary contributions based on their compensation. Under the provi-sions of the plan, beginning on January 1, 1999, the Company matches 100% of the first 3% and 50% of the next 2% of employee contributions. Prior to Janu-ary 1, 1999, the Company could, at its option, match a discretionary percent-age of employee contributions. The Company may make an additional profit-shar-ing contribution as determined by the Board of Directors. Employer contributions made prior to January 1, 1999 vest 100 percent on the fifth an-niversary of employment. Employer contributions made subsequent to December 31, 1998 vest 100 percent immediately. The amounts charged to expense under this plan were $2,174 in 1999, $0 in 1998 and $1,779 in 1997.

   Certain of the Company's international operations have employee benefit plans covering selected employees. These plans vary as to the funding, includ-ing local government, employee, and employer funding. Each international oper-ation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts that were charged to expense under these plans aggregated $875 in 1999, $974 in 1998 and $814 in 1997.

   The Company has employment agreements with certain executives that provide for salaries and bonuses if certain operational and financial targets are met (the "Executive Employment Agreements"). The Executive Employment Agreements provide for payment of accrued compensation, continuation of certain benefits, severance payments, payment of a portion of the executive's bonus and vesting of options to purchase shares of Common Stock ("Stock Options") following ter-mination of employment by Bowling Worldwide under certain circumstances. No amounts were committed for future salaries at December 31, 1999.

1996 Stock Incentive Plan

   In connection with the Acquisition, AMF Bowling adopted a stock incentive plan (the "1996 Plan") under which AMF Bowling may grant incentive awards in the form of shares of Common Stock, Stock Options, and stock appreciation rights to certain officers, employees, consultants, and non-employee directors ("Participants") of AMF Bowling and its affiliates. The total number of shares of Common Stock reserved and available for grant under the 1996 Plan is 1,767,151. A committee of AMF Bowling's Board of Directors (the "Committee") is authorized to make grants and various other decisions under the 1996 Plan and to make determinations as to a number of the terms of awards granted under the 1996 Plan. In 1999, the Company did not grant any Stock Options under the 1996 Plan. In 1998 and 1997, the Committee granted Stock Options to Partici-pants to purchase a total of 32,000 and 702,000 shares of Common Stock, re-spectively. The 1998 Stock Options were granted at an exercise price of $1.00 per share. The 1997 Stock Options were granted at an exercise price of $10.00 per share. The Stock Options granted in 1998 vest on the one-year anniversary of the grant date. With respect to the 1997 Stock Options, twenty percent of the options vest on each of the first five anniversaries of the grant dates. Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years.

   The number of Stock Options outstanding to all employees (including members of senior management), and directors under the 1996 Plan at December 31, 1999, 1998 and 1997 total 1,185,650, 1,307,250 and 1,572,000, respectively. Of the total Stock Options awarded under the 1996 Plan, 591,150 were exercisable dur-ing 1999 and 522,400 were exercisable during 1998. Of the exercisable Stock Options, none were exercised in 1999 and 67,550 were exercised in 1998 and none were exercised in 1997. Forfeited Stock Options totaled 121,600, 229,200 and 226,500 in 1999, 1998 and 1997, respectively.

   The 1996 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. AMF Bowling's Board of Directors (the "Board") and the Committee have authority to amend the 1996 Plan and awards granted thereunder, subject to the terms of the 1996 Plan.

                      AMF BOWLING, INC. AND SUBSIDIARIES

   The weighted-average fair value of 1996 Plan options granted during 1998 and 1997 is $7.07 and $6.78 per option, respectively. The 1,185,650 options outstanding at December 31, 1999 have a weighted-average exercise price of $9.76 and a weighted-average remaining contractual life of 7.0 years.

1998 Stock Incentive Plan

   Under the 1998 Stock Incentive Plan (the "1998 Plan"), AMF Bowling may grant to employees of the Company and its affiliates incentive awards ("Awards") in the form of Stock Options, stock appreciation rights and shares of Common Stock that are subject to certain terms and conditions. The total number of shares of Common Stock reserved and available for grant under the 1998 Plan is four million. In addition, shares of Common Stock that have been reserved but not issued under the 1996 Plan, and shares which are subject to awards under the 1996 Plan that expire or otherwise terminate, may be granted as Awards pursuant to the 1998 Plan. There are 513,951 shares of Common Stock under the 1996 Plan available for grant of awards under that plan.

   Shares allocated to Awards granted under the 1998 Plan which are later for-feited, expire or otherwise terminate (including shares subject to Stock Ap-preciation Rights that are exercised for cash) may again be used for Awards under the 1998 Plan. No more than 200,000 shares of Common Stock may be allo-cated to the Awards granted under the 1998 Plan to a Participant in any one year.

   In 1999 and 1998, 1,523,000 and 950,400 Stock Options, respectively were granted as Awards under the 1998 Plan. Twenty percent of the Stock Options vest on each of the first five anniversaries of the grants. The number of Stock Options outstanding to senior management, other employees, and directors under the 1998 Plan at December 31, 1999 and 1998 total 2,266,150 and 894,650, respectively. Of the total Stock Options awarded under the 1998 Plan, 156,030 were exercisable in 1999 and none were exercisable during 1998. Forfeited Stock Options totaled 151,500 in 1999 and 55,750 in 1998.

   In 1999, the chief executive officer of the Company was granted Stock Op-tions to purchase 1,000,000 shares of Common Stock (the "CEO Stock Options"). The CEO Stock Options were not granted pursuant to the 1996 Plan or the 1998 Plan but are subject to the terms of the 1998 Plan. The CEO Stock Options were granted at an exercise price of $5.28 per share. Twenty percent of the CEO Stock Options vest on the grant date and on each of the first four anniversa-ries of the grant date.

   The weighted-average fair value of 1998 Plan Stock Options and CEO Stock Options granted during 1999 and 1998 is $3.08 and $4.87 per option, respec-tively. The 3,266,150 options outstanding at December 31, 1999 have a weighted-average exercise price of $6.68 and a weighted-average remaining con-tractual life of 9.3 years.

   The 1998 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. The Board and the Committee have authority to amend the 1998 Plan and awards granted thereunder, subject to the terms of the 1998 Plan.

   The fair value of each option granted is estimated on the date of grant us-ing the Black-Scholes option- pricing model. The following weighted-average assumptions were used for grants in 1997, 1998 and 1999:

                                          Risk-Free Dividend Time of
                                            Rate     Yield   Exercise Volatility
                                          --------- -------- -------- ----------
1997.....................................   6.50%     0.00%  5 years    27.50%
1998.....................................   5.12%     0.00%  5 years    27.50%
1999.....................................   6.48%     0.00%  5 years    49.57%

                      AMF BOWLING, INC. AND SUBSIDIARIES

   In 1999, the Company granted to one executive of the Company 100,000 re-stricted shares of Common Stock (the "Restricted Stock") at a cost of $1,000 to the executive. The Restricted Stock was granted pursuant to and is governed by the 1998 Plan and is subject to the Stockholders Agreement. One-third of the Restricted Stock vests on each of the first three anniversaries of the grant. The Company will record compensation expense related to the issuance of this Common Stock over the vesting period.

   In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Com-pensation," and elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for Stock Options granted under the 1996 Plan and 1998 Plan and the CEO Stock Options been determined consistent with SFAS No. 123, the Company's net losses for 1999, 1998 and 1997 would have been increased to $164,250, $126,108 and $56,503, respectively, and the Company's basic and diluted net loss per share for 1999 would have been $2.35, basic and diluted net loss per share for 1998 would remain at $2.11 and basic and diluted net loss per share for 1997 would have been increased to $1.25.

NOTE 14. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

   Cash paid for interest and income taxes in 1999, 1998 and 1997 was as fol-lows:

                                                          1999    1998    1997
                                                         ------- ------- -------
Interest................................................ $81,779 $76,464 $83,200
Income taxes............................................ $ 5,495 $ 5,213 $ 5,518

   Net cash used for business acquisitions in 1999, 1998 and 1997 consisted of the following:

                                                 1999      1998       1997
                                                -------  ---------  ---------
Working Capital, other than cash acquired...... $    54  $   2,822  $   6,876
Plant and equipment............................  (1,422)  (151,765)  (200,178)
Purchase price in excess of the net assets
 acquired......................................     --     (18,286)   (20,916)
Other assets...................................     (46)    (6,263)    (9,106)
Non-current liabilities........................     --         --       8,563
                                                -------  ---------  ---------
Net cash used for business acquisitions........ $(1,414) $(173,492) $(214,761)
                                                =======  =========  =========
Number of Centers acquired.....................       1         83        122

   Non-cash financing activities in 1999, 1998 and 1997 were as follows:

                                                           1999   1998   1997
                                                           ----- ------ ------
Issuance of Common Stock in connection with an
 acquisition.............................................. $ --  $1,209 $  --
Issuance of Common Stock and Stock Options in connection
 with a service contract..................................   --     --   4,028

NOTE 15. ACQUISITIONS

   Since the Acquisition and prior to December 31, 1999, AMF Bowling Centers purchased an aggregate of 263 bowling centers from various unrelated sellers. The combined net purchase price was approximately $498.9 million, and was funded with approximately $76.6 million from the sale of equity by AMF Bowl-ing, $421.1 million from available borrowing under Bowling Worldwide's then existing Acquisition Facility and current Bank Facility, and with $1.2 million from the issuance of Common Stock with respect to the acquisition of Active West, Inc. in 1998. See "Note 14. Supplemental Disclosures to the Consolidated Statements of Cash Flows" for acquisition activity by year. Subsequent to De-cember 31, 1999, the Company has not acquired any bowling centers.

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 16. JOINT VENTURES

   In April 1997, the Company entered into a joint venture with Hong Leong Corporation Limited, a Singapore-based conglomerate ("Hong Leong"), to build and operate bowling centers in the Asia Pacific region. The joint venture ("Hong Leong Joint Venture") is owned 50% by the Company and 50% by Hong Leong. The Hong Leong Joint Venture opened its only bowling center during No-vember 1997 in Tianjin, China. Due to the economic difficulties in the Asia Pacific region, future development of bowling centers in that region through the Hong Leong Joint Venture will not be pursued.

   In August 1997, the Company entered into a joint venture with Playcenter S.A., a Sao Paulo-based amusement and entertainment company ("Playcenter") to build and operate bowling centers in Brazil and Argentina. The joint venture ("Playcenter Joint Venture") is owned 50% by the Company and 50% by Playcenter. As of December 31, 1999, the Playcenter Joint Venture operated 12 centers in Brazil and two centers in Argentina. No additional sites for the Playcenter Joint Venture are being evaluated. The Company and Playcenter have pledged their shares of the Playcenter Joint Venture in connection with a guarantee of a third party loan to the Playcenter Joint Venture.

                      AMF BOWLING, INC. AND SUBSIDIARIES

   The Company accounts for its investments in Hong Leong Joint Venture and Playcenter Joint Venture by the equity method. The joint ventures' operations and the Company's equity in earnings of the joint ventures are presented below (in thousands, unaudited):

                                                   Joint Venture
                                                 -------------------
                                                  Hong
Joint Venture Operations                          Leong   Playcenter  Total
------------------------                         -------  ---------- --------
Year Ended December 31, 1997:
Operating revenue............................... $   297   $  4,894  $  5,191
Operating income (loss).........................      15     (1,215)   (1,200)
Income (loss) before income taxes...............      15     (1,546)   (1,531)
Net income (loss) after income taxes............       1     (1,608)   (1,607)

Year Ended December 31, 1998:
Operating revenue............................... $ 1,658   $ 16,082  $ 17,740
Operating loss..................................    (969)    (4,851)   (5,820)
Loss before income taxes........................  (1,159)    (8,637)   (9,796)
Net loss after income taxes.....................  (1,159)    (8,661)   (9,820)

Year Ended December 31, 1999:
Operating revenue............................... $   967   $  9,456  $ 10,423
Operating loss..................................    (686)    (3,424)   (4,110)
Loss before income taxes........................    (861)   (14,558)  (15,419)
Net loss after income taxes.....................    (861)   (14,560)  (15,421)
                                                   Joint Venture
                                                 -------------------
                                                  Hong
AMF Equity in Earnings                            Leong   Playcenter  Total
----------------------                           -------  ---------- --------
AMF equity in income (loss)..................... $   --    $   (804) $   (804)
Elimination of 50% gross profit on sales to
 joint ventures.................................    (354)      (204)     (558)
                                                 -------   --------  --------
Balance December 31, 1997.......................    (354)    (1,008)   (1,362)
                                                 -------   --------  --------
AMF equity in loss..............................    (579)    (4,330)   (4,909)
Amortization of excess investment...............     --      (3,298)   (3,298)
                                                 -------   --------  --------
Balance December 31, 1998....................... $  (933)  $ (8,636) $ (9,569)
                                                 -------   --------  --------
AMF equity in loss..............................    (431)    (7,280)   (7,711)
Amortization of excess investment...............     --     (10,937)  (10,937)
                                                 -------   --------  --------
Balance December 31, 1999....................... $(1,364)  $(26,853) $(28,217)
                                                 =======   ========  ========

                      AMF BOWLING, INC. AND SUBSIDIARIES

   The joint ventures' financial position as of December 31, 1999 and 1998, and the Company's investments in the joint ventures and amounts due from Playcenter Joint Venture as of December 31, 1999 and 1998, are presented below (in thousands, unaudited):

      Joint Venture Financial Position                          1999     1998
      --------------------------------                        --------  -------
      Current assets......................................... $  1,387  $ 1,815
      Non-current assets.....................................   17,035   25,655
      Current liabilities....................................    5,600    2,265
      Non-current liabilities................................   30,363   24,401
      Stockholders' equity (deficit).........................  (17,540)     804
      Investments/Amounts due from Joint Ventures               1999     1998
      -------------------------------------------             --------  -------
      Investments in joint ventures.......................... $(14,130) $ 4,401
      Notes receivable due from joint ventures...............    4,085    3,948
      Loan to joint venture..................................   10,493    9,087
      Total investment/due from joint ventures............... $    448  $17,436

   The Company's investment in Playcenter Joint Venture includes the unamor-tized excess of the Company's investment over its equity in the joint ven-ture's net assets. This excess is being amortized over a period not to exceed the estimated life of the joint venture of five years. The note receivable due from Playcenter Joint Venture represents the balance due for sales of equip-ment to the joint venture through a Brazilian distributor. The balance due on the equipment sales and the loan to Playcenter Joint Venture bear interest at 12% through November 21, 1997 and 8% thereafter. Principal and interest will be repaid to the Company by the joint venture from its operating cash flow.

                       AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 17. BUSINESS SEGMENTS

   The Company operates in two major lines of business: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments for 1999, 1998 and 1997 is presented below (in millions):

                              Bowling Centers         Bowling Products
                          ------------------------ -----------------------
                                  Inter-    Sub-            Inter-   Sub-              Elim-
                           U.S.  national  total    U.S.   national total   Corporate inations  Total
                          ------ -------- -------- ------  -------- ------  --------- -------- --------
Year Ended December 31,
 1999:
 Revenue from
  unaffiliated
  customers.............  $461.0  $124.7  $  585.7 $ 68.1   $ 78.9  $147.0   $  --     $  --   $  732.7
 Intersegment sales.....     --      --        --    18.1      4.2    22.3      --      (22.3)      --
 Operating income
  (loss)................    11.0     8.6      19.6  (33.4)   (10.1)  (43.5)   (24.9)      1.3     (47.5)
 Identifiable assets....   810.4   315.8   1,126.2  607.6     64.3   671.9     28.0       3.5   1,829.6
 Depreciation and
  amortization..........    84.2    25.2     109.4   22.2      1.4    23.6      2.2      (1.6)    133.6
 Capital expenditures...    34.1     9.4      43.5    7.9      0.4     8.3      0.3       --       52.1
 Research and
  development expense...     --      --        --     0.3      --      0.3      --        --        0.3

Year Ended December 31,
 1998:
 Revenue from
  unaffiliated
  customers(a)..........  $423.8  $115.4  $  539.2 $ 83.2   $114.0  $197.2   $  --     $  --   $  736.4
 Intersegment sales.....     --      --        --    10.9      4.4    15.3      --      (15.3)      --
 Operating income
  (loss)(a).............    28.4    12.1      40.5   (7.8)    (4.0)  (11.8)   (20.1)      1.0       9.6
 Identifiable assets....   883.3   350.1   1,233.4  625.4     80.7   706.1     38.3       2.2   1,980.0
 Depreciation and
  amortization..........    77.8    19.6      97.4   21.1      1.4    22.5      2.3      (1.6)    120.6
 Capital expenditures...    46.9    10.0      56.9    8.5      1.0     9.5      0.2       --       66.6
 Research and
  development expense...     --      --        --     0.1      --      0.1      --        --        0.1

Year Ended December 31,
 1997:
 Revenue from
  unaffiliated
  customers.............  $324.7  $104.4  $  429.1 $105.7   $178.9  $284.6   $  --     $  --   $  713.7
 Intersegment sales.....     --      --        --     9.4      5.3    14.7      --      (14.7)      --
 Operating income
  (loss)................    36.5    11.1      47.6   36.6     14.4    51.0    (16.8)      1.1      82.9
 Identifiable assets....   810.5   309.1   1,119.6  631.1     69.9   701.0     10.3       1.2   1,832.1
 Depreciation and
  amortization..........    64.3    18.5      82.8   18.6      1.2    19.8      1.4      (1.5)    102.5
 Capital expenditures...    33.4     6.0      39.4    8.1      1.1     9.2      8.6      (0.5)     56.7
 Research and
  development expense...     --      --        --     0.9      --      0.9      --        --        0.9

--------
(a) Certain amounts have been reclassified to conform to current year presenta-tion.

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 18. GEOGRAPHIC SEGMENTS

   Information about the Company's operations in different geographic areas for 1999, 1998 and 1997, and identifiable assets at December 31, 1999 and 1998, are presented below:

                             Operating Revenue             Operating Income         Identifiable Assets
                         ----------------------------  --------------------------  ---------------------
                           1999      1998      1997      1999     1998     1997       1999       1998
                         --------  --------  --------  --------  -------  -------  ---------- ----------
United States........... $547,200  $517,900  $439,800  $(47,300) $   500  $56,300  $1,443,300 $1,547,000
Australia...............   54,800    48,900    49,500     6,300    6,400    6,700     109,900    110,500
Canada..................    3,000       800       600       200     (200)    (100)      2,300      3,300
China including Hong
 Kong...................   19,500    33,500    82,400    (5,700)  (3,200)   8,300      21,300     28,000
Japan...................   22,400    34,200    54,700      (800)    (200)   4,500      24,200     31,600
Korea...................    3,500     6,400    14,100    (1,600)    (900)     200       8,100      9,900
Mexico..................   12,200    10,700     8,800     1,600    1,600    1,300      14,800     13,000
Middle East.............    1,300       700       700      (400)    (200)     --          700      1,000
Other European
 countries..............   24,000    28,300    21,300    (1,400)  (1,200)    (900)     27,600     37,700
Spain...................    5,000     4,100     3,300      (100)    (200)    (200)      3,900      5,100
Sweden..................    7,900     6,500     9,100       700      500    1,300       3,300      2,100
United Kingdom..........   54,200    59,700    44,100      (300)   5,700    4,400     164,000    188,600
Eliminations............  (22,300)  (15,300)  (14,700)    1,300    1,000    1,100       3,500      2,200
                         --------  --------  --------  --------  -------  -------  ---------- ----------
                         $732,700  $736,400  $713,700  $(47,500) $ 9,600   82,900  $1,826,900 $1,980,000
                         ========  ========  ========  ========  =======  =======  ========== ==========

   Operating revenue for the U.S. Bowling Products operation has been reduced by $42,185 in 1999, $75,991 in 1998 and $104,900 in 1997 to reflect the elimi-
nation of intracompany sales between the U.S. Bowling products operation and the Bowling Products international sales and service branches. Operating in-come for the U.S. Bowling Products operation has been increased by $1,488 in 1999, $148 in 1998 and $2,300 in 1997 to reflect the elimination of intracom-pany gross profit between the U.S. Bowling Products operations and the Bowling Products international sales and service branches. Identifiable assets for the international sales and service branches have been reduced by $1,549 at Decem-ber 31, 1999 and $3,037 at December 31, 1998 to reflect the elimination of in-tracompany gross profit in inventory between the U.S. Bowling Products opera-tions and the Bowling Products international sales and service branches.

NOTE 19. RELATED PARTIES

   Goldman Sachs and its affiliates have certain interests in the Company. Goldman Sachs and its affiliates together currently beneficially own a major-ity of the outstanding voting equity of AMF Bowling. Goldman Sachs also owns 870,000 warrants to purchase shares of Common Stock. The warrants were issued in connection with the Acquisition at an exercise price of $0.01 per share and expire in May 2006. In addition, Goldman Sachs was the initial purchaser of the Subsidiary Notes of the Company in connection with the Acquisition. Rich-ard A. Friedman and Terence M. O'Toole, each of whom is a Managing Director of Goldman Sachs, and Peter M. Sacerdote, who is a limited partner of The Goldman Sachs Group, L.P., are directors of AMF Bowling, AMF Group Holdings and Bowl-ing Worldwide. Goldman Sachs, thus, is deemed to be an "affiliate" of the Com-pany. Goldman Sachs received an underwriting discount of approximately $19.0 million in connection with the purchase and resale of the Subsidiary Notes. In addition, Goldman Sachs was reimbursed its expenses and is indemnified in con-nection with its services.

   Under the Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securi-ties, Inc., acted as Arrangers; Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc. is acting as Collateral Agent. Goldman Sachs Credit Partners, L.P., was

                      AMF BOWLING, INC. AND SUBSIDIARIES
also a lender under the bank credit agreement. Total fees and reimbursable ex-penses payable to Goldman Sachs Credit Partners, L.P. in connection with its services under the Credit Agreement aggregated approximately $10.7 million, and such entity was reimbursed for expenses in connection with such services. Goldman Sachs also received a cash fee of $5.0 million from the Company in connection with the Acquisition and was reimbursed for related expenses.

   Goldman Sachs acted as the Company's lead underwriter in connection with the Initial Public Offering. Underwriting discounts paid to the entire under-writing syndicate in the Initial Public Offering totaled $18.9 million.

   In 1997, the Company paid a fee of $0.3 million to Goldman Sachs for its representation of the Company in connection with the Company's lease of its new bowling center at Chelsea Piers in New York.

   In 1998, Goldman Sachs was an initial purchaser in connection with the De-benture offering, for which the Company paid Goldman Sachs approximately $5.4 million.

NOTE 20. RECENT ACCOUNTING PRONOUNCEMENTS

   Effective for the quarter ended March 31, 2001, the Company will be re-quired to adopt Statement of Financial Accounting Standards No. 133 "Account-ing for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of this standard will have a material impact on the Company's financial position or results of operations.

NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

   The following condensed consolidating information presents:

  . Condensed consolidating balance sheets as of December 31, 1999 and 1998, and condensed consolidating statements of operations and cash flows for 1999, 1998 and 1997.

  .Elimination entries necessary to combine the entities comprising AMF Bowl-ing.

   The Subsidiary Notes are jointly and severally guaranteed on a full and un-conditional basis by the Guarantors. Third-tier subsidiaries of Bowling World-wide, all of which are wholly owned subsidiaries of AMF Worldwide Bowling Cen-ters Holdings Inc., a second-tier subsidiary of Bowling Worldwide, have not provided guarantees (the "Non-Guarantors").

                       AMF BOWLING, INC. AND SUBSIDIARIES

       NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of December 31, 1999
                                  (Unaudited)
                                 (In Thousands)

                                               Non-
                                 Guarantor   Guarantor
                                 Companies   Companies  Eliminations  Consolidated
                                 ----------  ---------  ------------  ------------
             ASSETS
             ------
 Current Assets:
   Cash and cash equivalents...  $   18,632  $  17,111  $       --     $   35,743
   Accounts and notes
    receivable, net of
    allowance for doubtful
    accounts...................      62,795        380          --         63,175
   Accounts receivable--
    intercompany...............      13,886      9,452      (23,338)          --
   Inventories.................      52,404      1,095          --         53,499
   Deferred taxes and other....       9,567      5,309          --         14,876
                                 ----------  ---------  -----------    ----------
     Total current assets......     157,284     33,347      (23,338)      167,293
 Notes receivable--
  intercompany.................      48,194      5,663      (53,857)
 Property and equipment, net...     747,672     57,451        1,302       806,425
 Investment in subsidiaries....      17,234    624,203     (641,437)          --
 Goodwill and other assets.....     826,138     27,046          --        853,184
                                 ----------  ---------  -----------    ----------
     Total assets..............  $1,796,522  $ 747,710  $  (717,330)   $1,826,902
                                 ==========  =========  ===========    ==========
 LIABILITIES AND STOCKHOLDERS'
             EQUITY
 -----------------------------
 Current liabilities:
   Accounts payable............      35,272         24          --         35,296
   Accounts payable--
    intercompany...............       9,452     13,886      (23,338)          --
   Accrued expenses............      62,878      8,906          --         71,784
   Income taxes payable........      (1,821)     5,271          --          3,450
   Current portion of long-term
    debt.......................      34,250        --           --         34,250
                                 ----------  ---------  -----------    ----------
     Total current
      liabilities..............     140,031     28,087      (23,338)      144,780
 Long-term debt, less current
  portion......................     997,349    189,633          --      1,186,982
 Notes payable--intercompany...       5,663     48,194      (53,857)          --
 Other long-term liabilities...       3,870      1,334          --          5,204
                                 ----------  ---------  -----------    ----------
     Total liabilities.........   1,146,913    267,248      (77,195)    1,336,966
                                 ----------  ---------  -----------    ----------
 Commitments and contingencies
 Stockholders' equity:
   Common stock................         --         836          --            836
   Paid-in capital.............   1,047,782    897,907   (1,040,079)      905,610
   Retained deficit............    (382,849)  (402,949)     384,612      (401,186)
   Accumulated other
    comprehensive income.......     (15,324)   (15,332)      15,332       (15,324)
                                 ----------  ---------  -----------    ----------
     Total stockholders'
      equity...................     649,609    480,462     (640,135)      489,936
                                 ----------  ---------  -----------    ----------
     Total liabilities and
      stockholders' equity.....  $1,796,522  $ 747,710  $  (717,330)   $1,826,902
                                 ==========  =========  ===========    ==========

                       AMF BOWLING, INC. AND SUBSIDIARIES

       NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of December 31, 1998
                                  (Unaudited)
                                 (In Thousands)

                                               Non-
                                 Guarantor   Guarantor
                                 Companies   Companies  Eliminations  Consolidated
                                 ----------  ---------  ------------  ------------
             ASSETS
             ------
 Current assets:
   Cash and cash equivalents...  $   19,843  $  13,159  $       --     $   33,002
   Accounts and notes
    receivable, net of
    allowance for doubtful
    accounts...................      81,999        436          --         82,435
   Accounts receivable--
    intercompany...............       9,690      7,374      (17,064)          --
   Inventories.................      63,710      1,025          --         64,735
   Deferred taxes and other....      18,145      5,815          --         23,960
                                 ----------  ---------  -----------    ----------
     Total current assets......     193,387     27,809      (17,064)      204,132
 Notes receivable--
  intercompany.................      43,817      5,663      (49,480)          --
 Property and equipment, net...     794,550     78,255        1,180       873,985
 Investment in subsidiaries....      21,805    781,094     (802,899)          --
 Goodwill and other assets.....     879,316     22,541          --        901,857
                                 ----------  ---------  -----------    ----------
     Total assets..............  $1,932,875  $ 915,362  $  (868,263)   $1,979,974
                                 ==========  =========  ===========    ==========
 LIABILITIES AND STOCKHOLDERS'
             EQUITY
 -----------------------------
 Current liabilities:
   Accounts payable............      31,157      2,755          --         33,912
   Accounts payable--
    intercompany...............       7,374      9,690      (17,064)          --
   Accrued expenses............      49,984     11,825          --         61,809
   Income taxes payable........       1,486      3,903          --          5,389
 Current portion of long-term
  debt.........................      32,375        --           --         32,375
                                 ----------  ---------  -----------    ----------
     Total current
      liabilities..............     122,376     28,173      (17,064)      133,485
 Long-term debt, less current
  portion......................     997,713    313,876          --      1,311,589
 Notes payable--intercompany...       5,663     43,817      (49,480)          --
 Other long-term liabilities...       4,224      1,041          --          5,265
                                 ----------  ---------  -----------    ----------
     Total liabilities.........   1,129,976    386,907      (66,544)    1,450,339
                                 ----------  ---------  -----------    ----------
 Commitments and contingencies
 Stockholders' equity:
   Common stock................         --         597          --            597
   Paid-in capital.............   1,003,441    747,301   (1,001,437)      749,305
   Retained deficit............    (181,217)  (200,118)     180,393      (200,942)
   Accumulated other
    comprehensive loss.........     (19,325)   (19,325)      19,325       (19,325)
                                 ----------  ---------  -----------    ----------
     Total stockholders'
      equity...................     802,899    528,455     (801,719)      529,635
                                 ----------  ---------  -----------    ----------
     Total liabilities and
      stockholders' equity.....  $1,932,875  $ 915,362  $  (868,263)   $1,979,974
                                 ==========  =========  ===========    ==========

                       AMF BOWLING, INC. AND SUBSIDIARIES

       NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      For the Year Ended December 31, 1999
                                  (Unaudited)
                                 (In Thousands)

                                             Non-
                                Guarantor  Guarantor
                                Companies  Companies  Eliminations Consolidated
                                ---------  ---------  ------------ ------------
Operating revenue.............  $ 673,071  $  60,776   $  (1,095)   $ 732,752
                                ---------  ---------   ---------    ---------
Operating expenses:
  Cost of goods sold..........    171,173      6,764        (733)     177,204
  Bowling center operating
   expenses...................    332,228     41,566        (360)     373,434
  Selling, general, and
   administrative expenses....     75,273      4,158         --        79,431
  Restructuring and asset
   impairment charges.........     16,658        --          --        16,658
  Depreciation and
   amortization...............    121,272     12,381        (122)     133,531
                                ---------  ---------   ---------    ---------
    Total operating expenses..    716,604     64,869      (1,215)     780,258
                                ---------  ---------   ---------    ---------
Operating income (loss).......    (43,533)    (4,093)        120      (47,506)

Nonoperating expenses
 (income):
  Interest expense............    109,780     18,476         --       128,256
  Other expenses, net.........      3,241      3,525         --         6,766
  Interest income.............     (1,869)      (928)        --        (2,797)
  Equity in loss (income) of
   subsidiaries...............      3,849    197,284    (201,133)         --
                                ---------  ---------   ---------    ---------
    Total nonoperating
     expenses.................    115,001    218,357    (201,133)     132,225
                                ---------  ---------   ---------    ---------
Loss before income taxes......   (158,534)  (222,450)    201,253     (179,731)
Provision for income taxes....     23,951      3,765         --        27,716
                                ---------  ---------   ---------    ---------
Net loss before equity in loss
 of joint ventures and
 extraordinary item...........   (182,485)  (226,215)    201,253     (207,447)
Equity in loss of joint
 ventures.....................    (18,648)       --          --       (18,648)
                                ---------  ---------   ---------    ---------
Net loss before extraordinary
 item.........................   (201,133)  (226,215)    201,253     (226,095)
Extraordinary item............        --      63,861         --        63,861
                                ---------  ---------   ---------    ---------
    Net loss..................  $(201,133) $(162,354)  $ 201,253    $(162,234)
                                =========  =========   =========    =========

                       AMF BOWLING, INC. AND SUBSIDIARIES

       NOTE 21.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      For the Year Ended December 31, 1998
                                  (Unaudited)
                                 (In Thousands)

                                             Non-
                                Guarantor  Guarantor
                                Companies  Companies  Eliminations Consolidated
                                ---------  ---------  ------------ ------------
Operating revenue.............  $ 681,032  $  56,087   $    (746)   $ 736,373
                                ---------  ---------   ---------    ---------
Operating expenses:
  Cost of goods sold..........    196,376      6,347        (499)     202,224
  Bowling center operating
   expenses...................    306,771     31,641        (247)     338,165
  Selling, general, and
   administrative expenses....     56,538      9,277         --        65,815
  Depreciation and
   amortization...............    113,558      7,251        (172)     120,637
                                ---------  ---------   ---------    ---------
    Total operating expenses..    673,243     54,516        (918)     726,841
                                ---------  ---------   ---------    ---------
Operating income..............      7,789      1,571         172        9,532

Nonoperating expenses
 (income):
  Interest expense............    100,804     13,858         --       114,662
  Other expenses, net.........      4,851      2,804         --         7,655
  Interest income.............     (1,689)      (703)        --        (2,392)
  Equity in (income) loss of
   subsidiaries...............       (249)   107,248    (106,999)         --
                                ---------  ---------   ---------    ---------
    Total nonoperating
     expenses.................    103,717    123,207    (106,999)     119,925
                                ---------  ---------   ---------    ---------
Loss before income taxes......    (95,928)  (121,636)    107,171     (110,393)
Provision for income taxes....      2,864      4,430         --         7,294
                                ---------  ---------   ---------    ---------
Net loss before equity in loss
 of joint ventures............    (98,792)  (126,066)    107,171     (117,687)
Equity in loss of joint
 ventures.....................     (8,207)       --          --        (8,207)
                                ---------  ---------   ---------    ---------
    Net loss..................  $(106,999) $(126,066)  $ 107,171    $(125,894)
                                =========  =========   =========    =========

                       AMF BOWLING, INC. AND SUBSIDIARIES

        NOTE 21. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      For the Year Ended December 31, 1997
                                  (Unaudited)
                                 (In Thousands)

                                             Non-
                                Guarantor  Guarantor
                                Companies  Companies  Eliminations Consolidated
                                ---------  ---------  ------------ ------------
Operating revenue.............  $673,714   $ 42,205     $ (2,251)    $713,668
                                --------   --------     --------     --------
Operating expenses:
  Cost of goods sold..........   207,820      6,230       (1,506)     212,544
  Bowling center operating
   expenses...................   229,629     22,188         (611)     251,206
  Selling, general, and
   administrative expenses....    61,421      3,125          --        64,546
  Depreciation and
   amortization...............    96,812      5,826         (191)     102,447
                                --------   --------     --------     --------
    Total operating expenses..   595,682     37,369       (2,308)     630,743
                                --------   --------     --------     --------
Operating income..............    78,032      4,836           57       82,925

Nonoperating expenses
 (income):
  Interest expense............   117,804        581          --       118,385
  Other expenses, net.........     6,054      2,225        1,827       10,106
  Interest income.............    (1,631)      (323)         --        (1,954)
  Equity in loss of
   subsidiaries...............     1,043     53,336      (54,379)         --
                                --------   --------     --------     --------
    Total nonoperating
     expenses.................   123,270     55,819      (52,552)     126,537
                                --------   --------     --------     --------
Income (loss) before income
 taxes........................   (45,238)   (50,983)      52,609      (43,612)
Provision (benefit) for income
 taxes........................   (15,587)     2,811          --       (12,776)
                                --------   --------     --------     --------
Net loss before equity in loss
 of joint ventures and
 extraordinary items..........   (29,651)   (53,794)      52,609      (30,836)
Equity in loss of joint
 ventures.....................    (1,362)       --           --        (1,362)
                                --------   --------     --------     --------
Net loss before extraordinary
 items........................   (31,013)   (53,794)      52,609      (32,198)
Extraordinary items...........   (23,366)       --           --       (23,366)
                                --------   --------     --------     --------
    Net loss..................  $(54,379)  $(53,794)    $ 52,609     $(55,564)
                                ========   ========     ========     ========

                       AMF BOWLING, INC. AND SUBSIDIARIES

        NOTE 21. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 1999
                                  (Unaudited)
                                 (In Thousands)

                                            Non-
                               Guarantor  Guarantor
                               Companies  Companies  Eliminations Consolidated
                               ---------  ---------  ------------ ------------
Cash flows from operating
 activities:
  Net loss.................... $(201,133) $(162,354)  $ 201,253    $(162,234)
Adjustments to reconcile net
 loss to net cash provided by
 (used in) operating
 activities:
  Depreciation and
   amortization...............   121,272     12,381        (122)     133,531
  Equity in loss of joint
   ventures...................    18,648        --          --        18,648
  Extraordinary item..........       --     (63,861)        --       (63,861)
  Deferred income taxes.......    20,557        (90)        --        20,467
  Amortization of bond
   discount...................    26,873     17,019         --        43,892
  Equity in loss of
   subsidiaries...............     3,849    197,284    (201,133)         --
  Loss on the sale of property
   and equipment, net.........     2,561        --          --         2,561
  Loss on impairment of
   assets.....................     8,118        --          --         8,118
  Changes in assets and
   liabilities:
    Accounts and notes
     receivable, net..........    11,389         14         --        11,403
    Receivables and payables--
     affiliates...............       978       (978)        --           --
    Inventories...............    11,038       (126)        --        10,912
    Other assets..............     2,495     (1,234)        --         1,261
    Accounts payable and
     accrued expenses.........    14,166     (3,893)        --        10,273
    Income taxes payable......    (4,501)     1,433         --       (3,068)
    Other long-term
     liabilities..............       777        --          --           777
                               ---------  ---------   ---------    ---------
  Net cash provided by (used
   in) operating activities...    37,087     (4,405)         (2)      32,680
                               ---------  ---------   ---------    ---------
Cash flows from investing
 activities:
  Acquisitions of operating
   units, net of cash
   acquired...................    (1,414)       --          --        (1,414)
  Investment in subsidiary....       --     (34,731)     34,731          --
  Purchases of property and
   equipment..................   (48,867)    (3,222)          2      (52,087)
  Proceeds from sale of
   property and equipment.....     1,117        911         --         2,028
                               ---------  ---------   ---------    ---------
    Net cash used in investing
     activities...............   (49,164)   (37,042)     34,733      (51,473)
                               ---------  ---------   ---------    ---------
Cash flows from financing
 activities:
  Proceeds from long-term
   debt, net of deferred
   financing costs............    81,000        --          --        81,000
  Payment on long-term debt...  (106,373)       --          --      (106,373)
  Early extinguishment of
   debt.......................       --     (72,000)        --       (72,000)
  Repurchase of common
   shares.....................       --        (180)        --          (180)
  Issuance of common shares
   net of offering costs......       --     118,714         --       118,714
  Payments of noncompete
   obligations................      (289)       --          --          (289)
  Capital contribution........    34,731        --      (34,731)         --
                               ---------  ---------   ---------    ---------
    Net cash provided by
     financing activities.....     9,069     46,534     (34,731)      20,872
                               ---------  ---------   ---------    ---------
    Effect of exchange rates
     on cash..................     1,797     (1,135)        --           662
                               ---------  ---------   ---------    ---------
    Net (decrease) increase in
     cash.....................    (1,211)     3,952         --         2,741
    Cash and cash equivalents
     at beginning of period...    19,843     13,159         --        33,002
                               ---------  ---------   ---------    ---------
    Cash and cash equivalents
     at end of period......... $  18,632  $  17,111   $     --     $  35,743
                               =========  =========   =========    =========

                       AMF BOWLING, INC. AND SUBSIDIARIES

        NOTE 21. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 1998
                                  (Unaudited)
                                 (In Thousands)

                                            Non-
                               Guarantor  Guarantor
                               Companies  Companies  Eliminations Consolidated
                               ---------  ---------  ------------ ------------
Cash flows from operating
 activities:
  Net loss.................... $(106,999) $(126,066)  $ 107,171    $(125,894)
Adjustments to reconcile net
 loss to net cash (used in)
 provided by operating
 activities:
  Depreciation and
   amortization...............   113,558      7,251        (172)     120,637
  Equity in loss of joint
   ventures...................     8,207        --          --         8,207
  Deferred income taxes.......      (243)       --          --          (243)
  Amortization of bond
   discount...................    23,965     12,732         --        36,697
  Equity in loss of
   subsidiaries...............      (249)   107,248    (106,999)         --
  Loss on the sale of property
   and equipment, net.........     8,953         (5)        --         8,948
  Changes in assets and
   liabilities:
    Accounts and notes
     receivable, net..........   (11,129)       976         --       (10,153)
    Receivables and payables--
     affiliates...............   (22,873)    22,873         --           --
    Inventories...............    (6,982)       (87)        --        (7,069)
    Other assets..............    (1,781)   (18,071)        --       (19,852)
    Accounts payable and
     accrued expenses.........   (14,474)     4,943         --        (9,531)
    Income taxes payable......    (1,875)     1,661         --          (214)
    Other long-term
     liabilities..............       (73)       --          --           (73)
                               ---------  ---------   ---------    ---------
  Net cash (used in) provided
   by operating activities....   (11,995)    13,455         --         1,460
                               ---------  ---------   ---------    ---------
Cash flows from investing
 activities:
  Acquisitions of operating
   units, net of cash
   acquired...................  (124,054)   (49,438)        --      (173,492)
  Investment in subsidiary....       --    (255,587)    255,587           --
  Investments in and advances
   to joint ventures..........    (5,643)       --          --        (5,643)
  Purchases of property and
   equipment..................   (62,872)    (3,767)        --       (66,639)
  Proceeds from sale of
   property and equipment.....     3,811        --          --         3,811
                               ---------  ---------   ---------    ---------
    Net cash used in investing
     activities...............  (188,758)  (308,792)    255,587     (241,963)
                               ---------  ---------   ---------    ---------
Cash flows from financing
 activities:
  Proceeds from long-term
   debt, net of deferred
   financing costs............   213,369    324,141         --       537,510
  Payment on long-term debt...  (278,988)   (22,997)        --      (301,985)
  Issuance of common shares...       --          44         --            44
  Payments of noncompete
   obligations................      (677)       --          --          (677)
  Capital contribution........   255,587        --     (255,587)         --
                               ---------  ---------   ---------    ---------
    Net cash provided by
     financing activities.....   189,291    301,188    (255,587)     234,892
                               ---------  ---------   ---------    ---------
    Effect of exchange rates
     on cash..................    (2,152)     4,975         --         2,823
                               ---------  ---------   ---------    ---------
    Net (decrease) increase in
     cash.....................   (13,614)    10,826         --        (2,788)
    Cash and cash equivalents
     at beginning of period...    33,457      2,333         --        35,790
                               ---------  ---------   ---------    ---------
    Cash and cash equivalents
     at end of period......... $  19,843  $  13,159   $     --     $  33,002
                               =========  =========   =========    =========

                       AMF BOWLING, INC. AND SUBSIDIARIES

        NOTE 21. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1997
                                  (Unaudited)
                                 (In Thousands)

                                            Non-
                               Guarantor  Guarantor
                               Companies  Companies  Eliminations Consolidated
                               ---------  ---------  ------------ ------------
Cash flows from operating
 activities:
  Net loss.................... $(54,379)  $(53,794)   $  52,609     $(55,564)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
  Depreciation and
   amortization...............   96,812      5,826         (191)     102,447
  Equity loss in joint
   ventures...................    1,362                                1,362
  Extraordinary item..........   23,366        --           --        23,366
  Deferred income taxes.......  (20,227)         6          --       (20,221)
  Amortization of bond
   discount...................   33,562        --           --        33,562
  Equity in loss of
   subsidiaries...............    1,043     53,336      (54,379)         --
  Dividends from guarantor
   companies..................     (500)       500          --           --
  Dividends from non-guarantor
   companies..................    1,327     (1,327)         --           --
  Loss on the sale of property
   and equipment, net.........    4,417         29          --         4,446
  Changes in assets and
   liabilities:
    Accounts and notes
     receivable...............  (25,218)      (875)         --       (26,093)
    Receivables and payables--
     affiliates...............  (12,745)    12,745          --           --
    Inventories...............  (16,570)      (401)         --       (16,971)
    Other assets..............  (13,375)    (1,797)       2,275      (12,897)
    Accounts payable and
     accrued expenses.........   14,522      3,260          --        17,782
    Income taxes payable......   (1,152)     1,754          --           602
    Other long-term
     liabilities..............   (4,089)       --           --        (4,089)
                               --------   --------    ---------     --------
  Net cash provided by
   operating activities.......   28,156     19,262          314       47,732
                               --------   --------    ---------     --------
Cash flows from investing
 activities:
  Acquisitions of operating
   units, net of cash
   acquired................... (197,271)   (17,490)         --      (214,761)
  Investment in subsidiary....      --    (315,671)     315,671          --
  Investments in and advances
   to joint ventures..........  (21,361)       --           --       (21,361)
  Purchases of property and
   equipment..................  (53,911)    (2,926)         134      (56,703)
  Proceeds from sale of
   property and equipment.....    4,123         57          --         4,180
                               --------   --------    ---------     --------
    Net cash provided by (used
     in) investing
     activities............... (268,420)  (336,030)     315,805     (288,645)
                               --------   --------    ---------     --------
Cash flows from financing
 activities:
  Proceeds from long-term
   debt, net of deferred
   financing costs............  231,406      9,000          --       240,406
  Payment on long-term debt... (176,672)    (9,000)         --      (185,672)
  Early extinguishment of
   debt....................... (118,949)       --           --      (118,949)
  Repurchase of common
   shares.....................      --        (500)         --          (500)
  Issuance of common shares...      --     279,071          --       279,071
  Payments of noncompete
   obligations................     (647)       --           --          (647)
  Prepayment penalty..........  (14,571)       --           --       (14,571)
  Capital Contribution........  315,671     37,048     (316,119)      36,600
                               --------   --------    ---------     --------
    Net cash provided by
     financing activities.....  236,238    315,619     (316,119)     235,738
                               --------   --------    ---------     --------
    Effect of exchange rates
     on cash..................   (2,183)      (420)         --        (2,603)
                               --------   --------    ---------     --------
    Net decrease in cash......   (6,209)    (1,569)         --        (7,778)
    Cash and cash equivalents
     at beginning of period...   39,660      3,908          --        43,568
                               --------   --------    ---------     --------
    Cash and cash equivalents
     at end of period......... $ 33,451   $  2,339    $     --      $ 35,790
                               ========   ========    =========     ========

                      AMF BOWLING, INC. AND SUBSIDIARIES

                            SELECTED QUARTERLY DATA

                                              Quarters Ended
                               ------------------------------------------------
                                 Mar 31      Jun 30      Sep 30       Dec 31
                                 ------      ------      ------       ------
                                               (unaudited)
                               (dollars in millions, except per share data)
Net sales...............  1999 $    202.6  $    161.1  $     182.8  $    186.2
                          1998      187.3       161.8        172.1       215.2
                          1997      157.6       160.5        187.5       208.1
Operating income
 (loss).................  1999 $     21.6  $    (16.1) $     (55.7) $      2.5
                          1998       26.3       (12.6)       (13.1)        9.0
                          1997       29.7        12.7         17.5        23.0
Net income (loss) before
 extraordinary items....  1999 $    (18.7) $    (54.1) $    (109.5) $    (43.8)
                          1998       (0.6)      (35.8)       (35.6)      (53.9)
                          1997        0.1       (12.3)       (10.2)       (9.8)
Extraordinary items, net
 of tax(a)(b)...........  1999        --   $      --   $      64.5  $     (0.6)
                          1998        --          --           --          --
                          1997        --          --           --        (23.4)

Net income (loss).......  1999 $    (18.7) $    (54.1) $     (45.0) $    (44.4)
                          1998       (0.6)      (35.8)       (35.6)      (53.9)
                          1997        0.1       (12.3)       (10.2)      (33.2)
Net income (loss) per
 share before
 extraordinary
 items(c)...............  1999 $    (0.31) $    (0.91) $     (1.43) $    (0.52)
                          1998      (0.01)      (0.60)       (0.60)      (0.90)
                          1997        --        (0.29)       (0.24)      (0.18)
Per share effect of
 extraordinary
 items(a)(b)(c).........  1999 $      --   $      --   $      0.84  $    (0.01)
                          1998        --          --           --          --
                          1997        --          --           --        (0.44)
Net income (loss) per
 share(c)...............  1999 $    (0.31) $    (0.91) $     (0.59) $    (0.53)
                          1998      (0.01)      (0.60)       (0.60)      (0.90)
                          1997        --        (0.29)       (0.24)      (0.62)

--------
(a) As part of the Recapitalization Plan, AMF Bowling completed on July 28, 1999 a tender offer for a portion of its outstanding Debentures at a dis-count to carrying value. The extraordinary gain represents the difference between the accreted value of Debentures purchased and the purchase price net of expenses of the tender offer. See "Note 8. Long-Term Debt and Re-capitalization Plan" in the Notes to Consolidated Financial Statements.
(b) In 1997 and 1999, extraordinary items relate to gains/(losses) on debt re-demption. See "Note 8. Long-Term Debt and Recapitalization Plan" in the Notes to Consolidated Financial Statements.
(c) Basic and diluted. Outstanding stock options and warrants are not consoli-dated as their effect is antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Arthur Andersen LLP has served as the Company's independent public accoun-tants since 1996.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   In accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference to the sections entitled "Item 1--Election of Board of Directors--General," "--Nominees for Election as Directors" and "Meetings and Committees of the Board--Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3 and 4 of the Company's defini-tive proxy statement for its annual meeting of stockholders scheduled to be held May 2, 2000 (the "Proxy Statement"). Pursuant to Item 401(b) of Regula-tion S-K, certain information regarding the executive officers of the Regis-trant is reported in Part I of this report under the caption "Executive Offi-cers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

   In accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference to the sections entitled "Executive Compensation--Summary Compensation Table," "--Stock Option Grants in Last Fiscal Year," "--Aggregated Stock Option Exercises and Fiscal Year-End Option Value," "--Employment Agreements," "Meetings and Committees of the Board--Compensation of Directors" and "--Compensation Committee Interlocks and Insider Participation" on pages 3, 4, 5, 6, 7 and 8 of the Proxy Statement. The information contained in "Executive Compensation--Report of the Compensa-tion Committee" and "Performance Graph" shall not be deemed "filed" as part of this report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   In accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference to the section entitled "Securities Owned by Management and Certain Beneficial Owners" on pages 11-13 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

   In accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" on pages 14 -16 of the Proxy Statement.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (A) Financial Statements And Schedules

   Financial Statements

    Report of Independent Public Accountants...............................  30
    Consolidated Balance Sheets as of December 31, 1999 and 1998...........  31
    Consolidated Statements of Operations for the Years Ended December 31,
     1999, 1998 and 1997...................................................  32
    Consolidated Statements of Cash Flows for the Years Ended December 31,
     1999, 1998 and 1997...................................................  33
    Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1999, 1998
     and 1997..............................................................  34
    Consolidated Statements of Comprehensive Loss for the Years Ended
     December 31, 1999, 1998
     and 1997..............................................................  35
    Notes to Consolidated Financial Statements.............................  36
    Selected Quarterly Data (unaudited)....................................  70

   Financial Statement Schedules

    Report of Independent Public Accountants on Schedule I.................  77
    Schedule I--Condensed Financial Information of AMF Bowling, Inc........  78

   (B) Reports on Form 8-K

   None.

   (C) Exhibits

  3.1  Restated Certificate of Incorporation of the Company.(1)
  3.2  By-Laws of the Company.(2)
  4.1  Restated Certificate of Incorporation of the Company (see Exhibit 3.1)
  4.2  By-Laws of the Company (see Exhibit 3.2)
  4.3  Specimen of Common Stock Certificate.(3)
  4.4  Indenture, dated as of March 21, 1996, as supplemented, by and among AMF
       Group Inc., the parties listed on Exhibit C thereto, as guarantors, and IBJ Schroder Bank & Trust Company with respect to the Senior
       Subordinated Notes.(4)
  4.5  Indenture, dated as of March 21, 1996, as supplemented, by and among AMF
       Group Inc., the parties listed on Exhibit C thereto, as guarantors, and American Bank National Association with respect to the Subsidiary Senior
       Subordinated Discount Notes.(5)
  4.6  Form of Senior Subordinated Note.(6)
  4.7  Form of Senior Subordinated Discount Note.(7)
  4.8  Purchase Agreement dated May 6, 1998, among the Company, the Designated
       Subsidiaries named therein and the Initial Purchasers named therein.(8)
  4.9 Indenture dated as of May 12, 1998, between the Company and the Bank of New York.(9)
  4.10 Registration Rights Agreement dated as of May 12, 1998, among the
       Company, the Designated Subsidiaries named therein and the Initial
       Purchasers named therein.(10)
  4.11 Form of the Company's Zero Coupon Convertible Debenture due 2018.(11)
  10.1 Registration Rights Agreement, dated as of March 21, 1996, by and among the Company, the Guarantors and Goldman, Sachs & Co.(12)
  10.2 Third Amended and Restated Credit Agreement among AMF Group Inc. and the
       Initial Lenders and Initial Issuing Banks and Goldman, Sachs & Co., as
       Syndication Agent, and Citibank, N.A., as Administrative Agent.(13)

 10.3  AMF Holdings Inc. 1996 Stock Incentive Plan.(14)*
 10.4 Stockholders Agreement, dated as of April 30, 1996, by and among the Company and the Stockholders.(15)
 10.5  Amendment No. 1, dated as of May 28, 1996, to the Stockholders
        Agreement.(16)
 10.6  Amendment No. 2, dated as of May 31, 1996, to the Stockholders
        Agreement.(17)
 10.7  Amendment No. 3, dated as of January 17, 1997, to the Stockholders
        Agreement.(18)
 10.8  Amendment No. 4, dated as of January 17, 1997, to the Stockholders
        Agreement.(19)
 10.9  Amendment No. 5, dated as of July 31, 1997, to the Stockholders
        Agreement.(20)
 10.10 Amendment No. 6, dated as of December 31, 1997, to the Stockholders
        Agreement.(21)
 10.11 Amendment No. 7, dated as of January 1, 1998, to the Stockholders
       Agreement.(22)
 10.12 Registration Rights Agreement, dated as of April 30, 1996, by and among the Company and the Stockholders.(23)
 10.13 Amendment No. 1, dated as of May 28, 1996, to the Registration Rights
        Agreement.(24)
 10.14 Amendment No. 2, dated as of January 17, 1997, to the Registration
        Rights Agreement.(25)
 10.15 Amendment No. 3, dated as of January 17, 1997, to the Registration
        Rights Agreement.(26)
 10.16 Amendment No. 4, dated as of July 31, 1997, to the Registration Rights
        Agreement.(27)
 10.17 Amendment No. 5, dated as of September 30, 1997, to the Registration
        Rights Agreement.(28)
 10.18 Warrant Agreement, dated as of May 1, 1996, between the Company and The
       Goldman Sachs Group, L.P.(29)
 10.19 Employment Agreement, dated as of May 1, 1996, by and among the Company, AMF Bowling, Inc. and Robert L. Morin.(30)*
 10.20 Stock Option Agreement, dated as of May 1, 1996, between the Company and
        Charles M. Diker.(31)*
 10.21 Employment Agreement, dated as of May 28, 1996, by and among the Company, AMF Group Inc. and Stephen E. Hare.(32)*
 10.22 Termination Agreement, dated as of February 28, 1997, by and among the Company, AMF Bowling, Inc. and Robert L. Morin.(33)*
 10.23 Stock Subscription Agreement, dated as of October 9, 1996, by and among the Company and the Purchasers (as defined therein).(34)
 10.24 Waiver and Amendment No. 1, dated as of March 24, 1997, to Amended and
       Restated Credit Agreement dated as of December 20, 1996.(35)
 10.25 Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 30, 1997.(36)
 10.26 Interest Rate Cap Agreement, dated July 2, 1997.(37)
 10.27 AMF Bowling, Inc. 1998 Stock Incentive Plan.(38)*
 10.28 Amendment No. 1 and Waiver to the Third Amended and Restated Credit
       Agreement dated as of September 30, 1998.(39)
 10.29 Termination and Release Agreement, dated as of November 2, 1998, by and among AMF Bowling, AMF Bowling Worldwide and Douglas J. Stanard.(40)*
 10.30 Employment Agreement, dated as of September 8, 1998, by and among AMF
       Bowling, Inc. and John P. Watkins.(41)*
 10.31 Amendment to the AMF Bowling, Inc. 1998 Stock Incentive Plan.(42)*
 10.32 Employment Agreement, dated as of April 28, 1999, between AMF Bowling,
       Inc. and Roland Smith.(43)*
 10.33 Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling,
       Inc. and Roland Smith.(44)*
 10.34 Amendment No. 2 and Waiver to the Third Amended and Restated Credit
       Agreement, and the Fourth Amended and Restated Credit Agreement, dated as of June 14, 1999 among AMF Bowling Worldwide, Inc., the Initial
       Lenders, the Initial Issuing Banks, Goldman Sachs Credit Partners L.P., as Syndication Agent, Citibank, N.A., as Administrative Agent and
       Citicorp USA Inc., as Collateral Agent.(45)
 10.35 Employment Agreement, dated as of August 4, 1999, between AMF Bowling,
       Inc. and Stephen E. Hare.(46)*
 11.1  Computation of earnings per share.
 21.1  Subsidiaries of the Company.
 23.1  Consent of Arthur Andersen LLP.
 27.1  Financial Data Schedule.

Notes to Exhibits:

(1) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(2) Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(3) Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(4) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(5) Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(6) Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(7) Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(8) Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
 (9) Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(10) Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(11) Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(12) Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(13) Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(14) Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(15) Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(16) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(17) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(18) Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(19) Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(20) Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(21) Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(22) Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(23) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(24) Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(25) Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).

(26) Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(27) Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(28) Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(29) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(30) Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(31) Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(32) Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(33) Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Group Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
(34) 1ncorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of AMF Group Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
(35) Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(36) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(37) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(38) Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(39) Incorporated by reference to Exhibit 10.1 of AMF Bowling, Inc.'s Current Report on Form 8-K dated September 30, 1998 (File No. 001-13539).
(40) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
(41) Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
(42) Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1998 (File No. 001-13529).
(43) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(44) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(45) Incorporated by reference to Exhibit 99.1 AMF Bowling, Inc.'s Current Re-port on Form 8-K dated June 28, 1999 (File No.001-13539).
(46) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1999 (File No. 001-13539).

  *Management contract or compensatory plan or arrangement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 24th day of March, 2000.

                                          Amf Bowling, Inc.

                                                  /s/ Roland C. Smith
                                          By: _________________________________
                                                      Roland C. Smith
                                                Director/President and Chief
                                                     Executive Officer

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities indicated, as of the 24th day of March, 2000.

              Signature                                 Title
              ---------                                 -----

     /s/ Richard A. Friedman            Director/Chairman of the Board
______________________________________
         Richard A. Friedman

      /s/ Terence M. O'Toole            Director
______________________________________
          Terence M. O'Toole

      /s/ Peter M. Sacerdote            Director
______________________________________
          Peter M. Sacerdote

       /s/ Charles M. Diker             Director
______________________________________
           Charles M. Diker

       /s/ Paul B. Edgerley             Director
______________________________________
           Paul B. Edgerley

       /s/ Howard A. Lipson             Director
______________________________________
           Howard A. Lipson

      /s/ Thomas R. Wall, IV            Director
______________________________________
          Thomas R. Wall, IV

       /s/ Roland C. Smith              Director/President and Chief Executive
______________________________________   Officer (principal executive officer)
           Roland C. Smith

       /s/ Stephen E. Hare              Director/ Executive Vice-President and
______________________________________   Chief Financial Officer (principal
           Stephen E. Hare               financial officer)

      /s/ Michael P. Bardaro            Senior Vice-President/Corporate
______________________________________   Controller/Assistant Secretary/Chief
          Michael P. Bardaro             Accounting Officer (principal
                                         accounting officer)

                               AMF BOWLING, INC

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE I

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
AMF BOWLING, INC.:

   We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Form 10-K Annual Report of AMF Bowling, Inc. and subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 28, 2000. Our audits were made for the pur-pose of forming an opinion on the basic financial statements taken as a whole.
Schedule I filed as part of the Company's Form 10-K Annual Report is the re-sponsibility of the Company's management and is presented for purposes of com-plying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the audit-ing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data re-quired to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen llp

Richmond, Virginia
February 28, 2000

        SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                               As of December
                                                                     31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                           ASSETS
                           ------
Current assets............................................... $ 15,653 $ 12,576
Investment in subsidiary.....................................  641,798  804,079
Other noncurrent assets......................................    5,746   11,235
                                                              -------- --------
  Total assets............................................... $663,197 $827,890
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Total current liabilities.................................... $    632 $  1,382
Long-term debt...............................................  172,629  296,873
Stockholders' equity.........................................  489,936  529,635
                                                              -------- --------
  Total liabilities and stockholders' equity................. $663,197 $827,890
                                                              ======== ========

 The accompanying notes are an integral part of these condensed balance sheets.

        SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                               Year Ended December 31,
                                             --------------------------------
                                               1999        1998        1997
                                             ---------   ---------   --------
General & administrative expenses..........  $   7,870       6,246        --
Depreciation and amortization..............        884         341        --
                                             ---------   ---------   --------
Total operating expenses...................      8,754       6,587        --
                                             ---------   ---------   --------
Operating loss.............................     (8,754)     (6,587)       --
Interest expense...........................     17,019      12,732        --
Other expense..............................        126         329        --
Interest income............................       (908)       (581)      (102)
                                             ---------   ---------   --------
Income (loss) before income taxes..........    (24,991)    (19,067)       102
                                             ---------   ---------   --------
Provision for income taxes.................         91         --          17
                                             ---------   ---------   --------
Income (loss) before extraordinary gain and
 equity in loss of subsidiary..............    (25,082)    (19,067)        85
Extraordinary gain.........................     63,861         --         --
Equity in loss of subsidiary...............   (201,013)   (106,827)   (55,649)
                                             ---------   ---------   --------
Net loss...................................  $(162,234)  $(125,894)  $(55,564)
                                             =========   =========   ========

    The accompanying notes are an integral part of these condensed financial statements.

        SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net Loss...................................  $(162,234) $(125,894) $ (55,564)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Interest income, net.......................        --        (150)      (102)
  Extraordinary gain.........................    (63,861)       --         --
  Amortization...............................        884        341        --
  Amortization of bond discount..............     17,019     12,732        --
  Equity in loss of subsidiary...............    201,013    106,827     55,649
  Change in assets and liabilities...........       (551)      (168)        17
                                               ---------  ---------  ---------
    Net cash used in operating activities....     (7,730)    (6,312)       --
                                               ---------  ---------  ---------
Net cash used in investing activities:
  Investment in subsidiary...................    (34,731)  (255,587)  (315,671)
                                               ---------  ---------  ---------
Net cash provided by financing activities:
  Proceeds from long-term debt, net of
   deferred financing costs..................        --     273,010        --
  Early extinguishment of debt...............    (72,000)       --         --
  Capital contributions......................        --         --      36,600
  Net proceeds on issuance of shares.........    118,534         44    279,071
                                               ---------  ---------  ---------
    Net cash provided by financing
     activities..............................     46,534    273,054    315,671
                                               ---------  ---------  ---------
  Net change in cash and cash equivalents....      4,073     11,155        --
  Cash and cash equivalents at beginning of
   period....................................     11,155        --         --
                                               ---------  ---------  ---------
  Cash and cash equivalents at end of
   period....................................  $  15,228  $  11,155  $     --
                                               =========  =========  =========

    The accompanying notes are an integral part of these condensed financial statements.

       SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.

           NOTES TO AMF BOWLING, INC. CONDENSED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION:

   These notes to the AMF Bowling, Inc. ("AMF Bowling") condensed financial statements should be read in conjunction with the Notes to Consolidated Finan-cial Statements of AMF Bowling and subsidiaries included in Part II, Item 8 of the Form 10-K Annual Report (the "Notes"). AMF Bowling Worldwide, Inc., ("Bowling Worldwide") is a wholly owned subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly owned subsidiary of AMF Bowling. All dollar amounts are in thousands, except where otherwise indicat-ed.

2. GUARANTEES:

   The Subsidiary Senior Subordinated Notes and Subsidiary Senior Subordinated Discount Notes (as defined and discussed in "Note 21. Condensed Consolidating Financial Statements" in the Notes), are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first and sec-ond-tier subsidiaries of Bowling Worldwide.

3. ZERO COUPON CONVERTIBLE DEBENTURES:

   The Company's Zero Coupon Convertible Debentures (the "Debentures") were issued May 12, 1998 by the Company and are due in 2018. As part of a recapi-talization plan, AMF Bowling completed on July 28, 1999 a tender offer for a portion of its outstanding Debentures at a discount to carrying value. See "-- Recapitalization Plan" and "Note 8. Long-Term Debt and Recapitalization Plan" in the Notes.

4. RESTRICTED ASSETS OF AMF GROUP HOLDINGS AND BOWLING WORLDWIDE:

   The credit agreement (the "Credit Agreement") to which Bowling Worldwide is a party with Goldman Sachs, their affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and in-stitutional lenders contains certain covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, payments on other debt, mergers and acquisitions, sales of assets, guarantees and in-vestments. The Credit Agreement also contains certain provisions, which limit the amount of funds available for transfer from Bowling Worldwide to AMF Group Holdings, and from AMF Group Holdings to AMF Bowling. Limits exist on, among other things, the declaration or payments of dividends, distribution of as-sets, and issuance or sale of capital stock.

   So long as Bowling Worldwide is not in default of the covenants contained in the Credit Agreement, it may i) declare and pay dividends in common stock;
ii) declare and pay cash dividends to make payments of approximately $0.15 million in May 1997 and May 1998, and $0.05 million in May 1999 and, to the extent necessary, to make payments of approximately $0.05 million due in May 2000 under certain noncompete agreements with the Prior Owners; iii) declare and pay cash dividends for general and administrative expenses not to exceed $0.25 million; and iv) declare and pay cash dividends not to exceed $2.0 mil-lion for the repurchase of Common Stock.

5. TOTAL ASSETS AND LIABILITIES:

   At December 31, 1999 and 1998, assets represent AMF Bowling's investment in AMF Group Holdings, cash held for general corporate purposes, deferred financ-ing costs associated with issuance of the Debentures and other assets related to commitments under noncompete agreements. At December 31, 1999 and 1998, li-abilities represent accrued expenses primarily related to commitments under noncompete agreements.

6. AMF BOWLING OPERATIONS:

   In the year ended December 31, 1998, the Company began allocating certain corporate, general and administrative expenses to AMF Bowling based on the percentage of resources specifically used in administrative activities of AMF Bowling.

                                EXHIBIT INDEX

   3.1   Restated Certificate of Incorporation of the Company.(1)
   3.2   By-Laws of the Company.(2)
   4.1   Restated Certificate of Incorporation of the Company (see Exhibit 3.1)
   4.2   By-Laws of the Company (see Exhibit 3.2)
   4.3   Specimen of Common Stock Certificate.(3)
   4.4 Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and IBJ Schroder Bank & Trust Company with respect to the Senior
         Subordinated Notes.(4)
   4.5 Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and American Bank National Association with respect to the Subsidiary
         Senior Subordinated Discount Notes.(5)
   4.6   Form of Senior Subordinated Note.(6)
   4.7   Form of Senior Subordinated Discount Note.(7)
   4.8   Purchase Agreement dated May 6, 1998, among the Company, the Designated
         Subsidiaries named therein and the Initial Purchasers named therein.(8)
   4.9 Indenture dated as of May 12, 1998, between the Company and the Bank of New York.(9)
   4.10  Registration Rights Agreement dated as of May 12, 1998, among the
         Company, the Designated Subsidiaries named therein and the Initial
         Purchasers named therein.(10)
   4.11  Form of the Company's Zero Coupon Convertible Debenture due 2018.(11)
  10.1 Registration Rights Agreement, dated as of March 21, 1996, by and among the Company, the Guarantors and Goldman, Sachs & Co.(12)
  10.2 Third Amended and Restated Credit Agreement among AMF Group Inc. and the Initial Lenders and Initial Issuing Banks and Goldman, Sachs & Co., as Syndication Agent, and Citibank, N.A., as Administrative Agent.(13)
  10.3   AMF Holdings Inc. 1996 Stock Incentive Plan.(14)*
  10.4 Stockholders Agreement, dated as of April 30, 1996, by and among the Company and the Stockholders.(15)
  10.5   Amendment No. 1, dated as of May 28, 1996, to the Stockholders
           Agreement.(16)
  10.6   Amendment No. 2, dated as of May 31, 1996, to the Stockholders
           Agreement.(17)
  10.7   Amendment No. 3, dated as of January 17, 1997, to the Stockholders
           Agreement.(18)
  10.8   Amendment No. 4, dated as of January 17, 1997, to the Stockholders
           Agreement.(19)
  10.9   Amendment No. 5, dated as of July 31, 1997, to the Stockholders
           Agreement.(20)
  10.10  Amendment No. 6, dated as of December 31, 1997, to the Stockholders
           Agreement.(21)
  10.11  Amendment No. 7, dated as of January 1, 1998, to the Stockholders
          Agreement.(22)
  10.12 Registration Rights Agreement, dated as of April 30, 1996, by and among the Company and the Stockholders.(23)




 10.13 Amendment No. 1, dated as of May 28, 1996, to the Registration Rights
        Agreement.(24)
 10.14 Amendment No. 2, dated as of January 17, 1997, to the Registration
        Rights Agreement.(25)
 10.15 Amendment No. 3, dated as of January 17, 1997, to the Registration
        Rights Agreement.(26)
 10.16 Amendment No. 4, dated as of July 31, 1997, to the Registration Rights
        Agreement.(27)
 10.17 Amendment No. 5, dated as of September 30, 1997, to the Registration
        Rights Agreement.(28)
 10.18 Warrant Agreement, dated as of May 1, 1996, between the Company and The
       Goldman Sachs Group, L.P.(29)
 10.19 Employment Agreement, dated as of May 1, 1996, by and among the Company, AMF Bowling, Inc. and Robert L. Morin.(30)*
 10.20 Stock Option Agreement, dated as of May 1, 1996, between the Company and
        Charles M. Diker.(31)*
 10.21 Employment Agreement, dated as of May 28, 1996, by and among the Company, AMF Group Inc. and Stephen E. Hare.(32)*
 10.22 Termination Agreement, dated as of February 28, 1997, by and among the Company, AMF Bowling, Inc. and Robert L. Morin.(33)*
 10.23 Stock Subscription Agreement, dated as of October 9, 1996, by and among the Company and the Purchasers (as defined therein).(34)
 10.24 Waiver and Amendment No. 1, dated as of March 24, 1997, to Amended and
       Restated Credit Agreement dated as of December 20, 1996.(35)
 10.25 Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 30, 1997.(36)
 10.26 Interest Rate Cap Agreement, dated July 2, 1997.(37)
 10.27 AMF Bowling, Inc. 1998 Stock Incentive Plan.(38)*
 10.28 Amendment No. 1 and Waiver to the Third Amended and Restated Credit
       Agreement dated as of September 30, 1998.(39)
 10.29 Termination and Release Agreement, dated as of November 2, 1998, by and among AMF Bowling, AMF Bowling Worldwide and Douglas J. Stanard.(40)*
 10.30 Employment Agreement, dated as of September 8, 1998, by and among AMF
       Bowling, Inc. and John P. Watkins.(41)*
 10.31 Amendment to the AMF Bowling, Inc. 1998 Stock Incentive Plan.(42)*
 10.32 Employment Agreement, dated as of April 28, 1999, between AMF Bowling,
       Inc. and Roland Smith.(43)*
 10.33 Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling,
       Inc. and Roland Smith.(44)*
 10.34 Amendment No. 2 and Waiver to the Third Amended and Restated Credit
       Agreement, and the Fourth Amended and Restated Credit Agreement, dated as of June 14, 1999 among AMF Bowling Worldwide, Inc., the Initial
       Lenders, the Initial Issuing Banks, Goldman Sachs Credit Partners L.P., as Syndication Agent, Citibank, N.A., as Administrative Agent and
       Citicorp USA Inc., as Collateral Agent.(45)
 10.35 Employment Agreement, dated as of August 4, 1999, between AMF Bowling,
       Inc. and Stephen E. Hare.(46)*
 11.1  Computation of earnings per share.
 21.1  Subsidiaries of the Company.
 23.1  Consent of Arthur Andersen LLP.
 27.1  Financial Data Schedule.

Notes to Exhibits:

(1) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(2) Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(3) Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(4) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(5) Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(6) Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(7) Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(8) Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(9) Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(10) Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(11) Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(12) Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(13) Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(14) Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(15) Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(16) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(17) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(18) Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(19) Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(20) Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(21) Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(22) Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(23) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(24) Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(25) Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).

(26) Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(27) Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(28) Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(29) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(30) Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(31) Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(32) Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(33) Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of AMF Group Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
(34) 1ncorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of AMF Group Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
(35) Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(36) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(37) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(38) Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(39) Incorporated by reference to Exhibit 10.1 of AMF Bowling, Inc.'s Current Report on Form 8-K dated September 30, 1998 (File No. 001-13539).
(40) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
(41) Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
(42) Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1998 (File No. 001-13529).
(43) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(44) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(45) Incorporated by reference to Exhibit 99.1 AMF Bowling, Inc.'s Current Re-port on Form 8-K dated June 28, 1999 (File No.001-13539).
(46) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1999 (File No. 001-13539).

  *Management contract or compensatory plan or arrangement.