Form 10-Q
period 2000-03-31
AMF BOWLING INC
filed 2000-05-12
CIK 1044612

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                  FORM 10 - Q

(Mark One)

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                      or

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission file number 001-13539
                             _____________________

                               AMF BOWLING, INC.
            (Exact name of Registrant as specified in its charter)


         Delaware                                       13-3873268
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


                                8100 AMF Drive
                           Richmond, Virginia  23111
         (Address of principal executive offices, including zip code)
                             ____________________

                                 (804) 730-4000
              (Registrant's telephone number, including area code)
                              ____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__.     No _____.

At May 1, 2000, 83,597,550 shares of common stock, par value of $.01 per share, of the Registrant were outstanding.

                                     PART I

Item 1. Financial Statements

                       AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                        March 31,     December 31,
                                                                          2000           1999
                                                                       -----------   -------------
                                                                       (unaudited)
    Assets
    ------
   Current assets:
    Cash and cash equivalents                                         $   32,604       $ 35,743
    Accounts and notes receivable, net of allowance for
     doubtful accounts of $9,867 and $9,531, respectively                 54,673         63,175
    Inventories                                                           60,290         53,499
    Other current assets                                                  16,037         14,876
                                                                     -----------     ----------
     Total current assets                                                163,604        167,293
   Property and equipment, net                                           788,196        806,425
   Other assets                                                           85,614         88,092
   Goodwill, net                                                         760,430        765,092
                                                                     -----------     ----------
    Total assets                                                     $ 1,797,844     $1,826,902
                                                                     ===========     ==========
    Liabilities and Stockholders' Equity
    ------------------------------------
   Current liabilities:
    Accounts payable                                                 $    28,685       $ 35,296
    Accrued expenses                                                      74,433         71,784
    Income taxes payable                                                   2,498          3,450
    Current portion of long-term debt                                     34,250         34,250
                                                                     -----------     ----------
     Total current liabilities                                           139,866        144,780
   Long-term debt, less current portion                                1,179,291      1,186,982
   Other long-term liabilities                                             5,210          5,204
                                                                     -----------     ----------
    Total liabilities                                                  1,324,367      1,336,966
                                                                     -----------     ----------

   Commitments and contingencies
   Stockholders' equity:
    Common stock (par value $.01 per share, 200,000,000 shares authorized, 83,597,550 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively)                  836            836
    Paid-in capital                                                      905,490        905,610
    Retained deficit                                                    (411,832)      (401,186)
    Accumulated other comprehensive loss                                 (21,017)       (15,324)
                                                                     -----------     ----------
    Total stockholders' equity                                           473,477        489,936
                                                                     -----------     ----------
    Total liabilities and stockholders' equity                       $ 1,797,844     $1,826,902
                                                                     ===========     ==========


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (dollars in thousands, except share data)

                                                                 Three Months
                                                                Ended March 31,
                                                            ---------------------
                                                              2000         1999
                                                              ----         ----
   Operating revenue                                        $209,462     $202,567
                                                            ---------   ----------

   Operating expenses:
    Cost of goods sold                                        43,386       39,582
    Bowling center operating expenses                         96,939       93,221
    Selling, general, and administrative expenses             13,832       14,753
    Depreciation and amortization                             33,418       33,366
                                                            ---------   ----------
    Total operating expenses                                 187,575      180,922
                                                            ---------   ----------

    Operating income                                          21,887       21,645
                                                            ---------   ----------

   Nonoperating expenses (income):
    Interest expense                                          32,035       30,973
    Other, net                                                  (251)       2,974
    Interest income                                             (418)        (695)
                                                            ---------   ----------
    Total nonoperating expenses                               31,366       33,252
                                                            ---------   ----------

    Loss before income taxes                                  (9,479)     (11,607)
    Provision for income taxes                                 1,060        1,569
                                                            ---------   ----------

    Net loss before equity in loss of joint ventures         (10,539)     (13,176)
    Equity in loss of joint ventures                            (107)      (5,523)
                                                            ---------   ---------
    Net loss                                                $(10,646)    $(18,699)
                                                            =========   ==========

    Net loss per share - basic and diluted                  $  (0.13)    $  (0.31)
                                                            =========   ==========
    Weighted average shares outstanding                       83,598       59,603
                                                            =========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            Three Months
                                                                           Ended March 31,
                                                                       ---------------------
                                                                           2000      1999
                                                                           ----      ----

Cash flows from operating activities:
 Net loss                                                               $ (10,646)  $(18,699)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                           33,418     33,366
   Equity in loss of joint ventures                                           107      5,523
   Amortization of bond discount                                           10,153     11,436
   Loss on the sale of property and equipment, net                         (1,711)       509
   Changes in assets and liabilities:
    Accounts and notes receivable, net                                      7,066     (6,132)
    Inventories                                                            (7,583)    (2,507)
    Other assets                                                              951     (5,411)
    Accounts payable and accrued expenses                                  (3,329)     3,088
    Income taxes payable                                                     (821)       641
    Other long-term liabilities                                            (1,236)      (933)
                                                                        ---------   --------
   Net cash provided by operating activities                               26,369     20,881
                                                                        ---------   --------

Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired                        -       (1,208)
 Investments in and advances to joint ventures                                -         (160)
 Purchases of property and equipment                                      (12,688)    (4,669)
 Proceeds from the sale of property and equipment                           2,657        114
                                                                        ---------   --------
   Net cash used in investing activities                                  (10,031)    (5,923)
                                                                        ---------   --------

Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs                -       20,000
 Payments on long-term debt                                               (17,844)   (10,969)
 Repurchase of common shares                                                  -         (180)
 Rights offering cost                                                        (120)       -
 Payments of noncompete obligations                                           (88)      (180)
                                                                        ---------   --------
   Net cash (used in) provided by financing activities                    (18,052)     8,671
                                                                        ---------   --------
   Effect of exchange rates on cash                                        (1,425)       153
                                                                        ---------   --------
   Net (decrease) increase in cash                                         (3,139)    23,782
   Cash and cash equivalents at beginning of period                        35,743     33,002
                                                                        ---------   --------
   Cash and cash equivalents at end of period                           $  32,604   $ 56,784
                                                                        =========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the December 31, 1999, 1998 and 1997 audited consolidated financial statements of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") presented in AMF Bowling's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year.

  The Company is principally engaged in two business segments: (i) the ownership and operation of bowling centers, consisting of 414 U.S. bowling centers and 121 international bowling centers ("Bowling Centers"), including 15 joint venture centers, as of March 31, 2000, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. The Company also manufactures and sells the Playmaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company, which currently operates two golf practice ranges.

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

   Since the Acquisition and through March 31, 2000, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, purchased an aggregate of 263 bowling centers from various unrelated sellers, and it has constructed two bowling centers and one Michael Jordan Golf practice range as part of its capital expenditure program. The combined net purchase price for all acquisitions was approximately $498.9 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement (as defined in "Note 5. Long-Term Debt"), and issuances of AMF Bowling common stock (the "Common Stock"). From January 1, 2000 through March 31, 2000, AMF Bowling Centers, Inc. has not acquired any bowling centers.

  The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its senior debt, and interest on the subsidiary senior subordinated notes for the remainder of 2000. In calendar year 2001, principal payment obligations under the facilities of the Credit Agreement increase significantly and cash interest becomes payable on the subsidiary senior subordinated discount notes. In the first quarter of calendar year 2002, the financial covenants under the Credit Agreement will be reset to their original, more stringent, levels. Based on current levels of performance, the Company anticipates that a refinancing of its indebtedness will be required to meet the Company's financial requirements for calendar years 2001 and beyond. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to meet its payment obligations under its indebtedness, or make necessary capital expenditures, or that any refinancing of its indebtedness would be available on commercially reasonable terms or at all.

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Significant Accounting Policies

Basis of Presentation

  The condensed consolidated results of operations of the Company have been presented for the three months ended March 31, 2000 and 1999, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Goodwill

  As a result of the Acquisition and subsequent purchases of bowling centers, and in accordance with the purchase method of accounting used in all the Company's acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense related to goodwill was $6,020 for the three months ended March 31, 2000, and $5,141 for the three months ended March 31, 1999.

Income Taxes

  As of December 31, 1999, the Company had net operating losses of approximately $263.6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 1999, for $113.0 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the three months ended March 31, 2000 primarily reflects certain international taxes.

Comprehensive Loss

  Comprehensive loss was $16,339 and $19,616 for the three months ended March 31, 2000 and March 31, 1999, respectively. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

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

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3. Inventories

     Inventories at March 31, 2000 and December 31, 1999, consisted of the following:

                                                    March 31,    December 31,
                                                      2000          1999
                                                  ------------   ------------
                                                  (unaudited)
     Bowling Products, at FIFO:
      Raw materials                                 $ 13,929       $ 14,285
      Work in progress                                 1,988          1,562
      Finished goods and spare parts                  35,768         28,789
     Bowling Centers, at average cost:
      Merchandise and spare parts                      8,605          8,863
                                                  -----------    -----------
                                                    $ 60,290       $ 53,499
                                                  ===========    ===========

Note 4. Property and Equipment

     Property and equipment at March 31, 2000 and December 31, 1999, consisted of the following:

                                                     March 31,  December 31,
                                                        2000        1999
                                                     ---------  ------------
                                                    (unaudited)

      Land                                           $ 133,509    $ 133,953
      Buildings and improvements                       357,464      357,365
      Equipment, furniture and fixtures                597,599      588,342
      Other                                              3,627        5,537
                                                     ----------  -----------
                                                     1,092,199    1,085,197
      Less: accumulated depreciation and
            amortization                              (304,003)    (278,772)
                                                     ----------  -----------
                                                     $ 788,196    $ 806,425
                                                     ==========  ===========

     Depreciation and amortization expense related to property and equipment was $24,770 and $23,907 for the three months ended March 31, 2000 and March 31, 1999, respectively.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5. Long-Term Debt

  Long-term debt at March 31, 2000, and December 31, 1999, consisted of the following:

                                                          March 31,    December 31,
                                                            2000          1999
                                                        ------------   ------------
                                                        (unaudited)
    Bank debt                                            $   538,655   $   556,499
    Subsidiary senior subordinated notes                     250,000       250,000
    Subsidiary senior subordinated discount notes            247,272       240,111
    Zero coupon convertible debentures                       175,622       172,630
    Mortgage and equipment note                                1,992         1,992
                                                        ------------   ------------
     Total debt                                            1,213,541     1,221,232
    Current maturities                                       (34,250)      (34,250)
                                                        ------------   ------------
     Total long-term debt                                $ 1,179,291   $ 1,186,982
                                                        ============   ============

  The Company's bank debt (the "Bank Debt") is governed by a credit agreement (the "Credit Agreement") to which Bowling Worldwide is party with Goldman Sachs, its affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders (collectively, the "Lenders") and provides for (i) senior secured term loan facilities aggregating $373.7 million (the "Term Facilities") and (ii) the Bank Facility of up to $355.0 million (together with the Term Facilities, the "Senior Facilities"). In connection with such financing, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank is acting as Administrative Agent. The initial borrowings under a predecessor of the Credit Agreement were used to partially fund the Acquisition. As of March 31, 2000, the Company had $190.0 million available for borrowing under the Bank Facility and $165.0 million outstanding.

  In 1999, the lenders under the Credit Agreement approved Amendment No. 2 and Waiver to the Credit Agreement and entered into the Fourth Amended and Restated Credit Agreement. The provisions of the Fourth Amended and Restated Credit Agreement, among other things, waived mandatory prepayment provisions previously existing under the Credit Agreement with respect to the Company's recapitalization plan in 1999, permit the Company to resume borrowing to fund acquisitions subject to certain criteria and maintenance of minimum availability under the Bank Facility of $65.0 million through 2000 and $40.0 million through 2001, permit AMF Bowling to make equity contributions to Bowling Worldwide which may be included in the calculation of EBITDA for financial covenant purposes under the Credit Agreement up to an aggregate of $10.0 million during any four consecutive quarters through December 31, 2001 and modified or waived certain financial covenants.

  Bowling Worldwide was in compliance with the amended covenants under the Credit Agreement as of March 31, 2000. In this connection, AMF Bowling made contributions of $1.0 million, $2.0 million and $3.0 million as equity to Bowling Worldwide in November 1999, March 2000 and May 2000, respectively, to meet EBITDA requirements under its financial covenant tests as of September 30, 1999, December 31, 1999, and March 31, 2000, respectively. The Credit Agreement permits AMF Bowling to make additional equity contributions through 2001 as specified above. Management believes that Bowling Worldwide will be in compliance with the amended covenants during the remainder of 2000, including the effect of the aforementioned equity contributions, but any downturn in the expected performance of Bowling Worldwide could result in non-compliance with these financial covenants. Failure by Bowling Worldwide to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6.  Commitments and Contingencies

Litigation and Claims

  On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased Common Stock in the Company's initial public offering of Common Stock (the "Initial Public Offering") or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.

  In addition, the Company is involved in certain lawsuits arising out of normal business operations. The majority of these relate to accidents at bowling centers. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's results of operations or financial position. While the ultimate outcome of the litigation and claims against the Company cannot presently be determined, management believes the Company has made adequate provision for possible losses.


Note 7.  Business Segments

  The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended March 31, 2000 and 1999, respectively, is presented below (in millions):

                                                                   Three Months Ended March 31, 2000
                                   -------------------------------------------------------------------------------------------------

                                                Bowling Centers              Bowling Products
                                         ----------------------------   ---------------------------
                                                     Inter-    Sub-               Inter-     Sub-                 Elim-
                                             U.S.   national   total     U.S.    national    total   Corporate   inations     Total
                                            ----   --------    -----     ----    --------    -----   ---------   --------     -----
Revenue from unaffiliated customers       $ 142.5    $31.6    $174.1    $ 15.5    $ 19.9    $ 35.4    $    -     $    -     $ 209.5
Intersegment sales                              -        -         -       2.7       0.3       3.0         -       (3.0)          -
Operating income (loss)                      27.3      3.3      30.6      (3.1)     (0.4)     (3.5)     (5.6)       0.4        21.9
Identifiable assets                         794.6    308.3   1,102.9     593.8      69.7     663.5      27.6        3.8     1,797.8
Depreciation and amortization                21.7      5.7      27.4       5.7       0.3       6.0       0.4       (0.4)       33.4
Capital expenditures                          7.3      2.7      10.0       2.4         -       2.4       0.3          -        12.7
Research and development expense                -        -         -       0.1         -       0.1         -          -         0.1

                                                                   Three Months Ended March 31, 1999
                                   -------------------------------------------------------------------------------------------------

                                                Bowling Centers              Bowling Products
                                         ----------------------------   ---------------------------
                                                     Inter-    Sub-               Inter-     Sub-                 Elim-
                                             U.S.   national   total     U.S.    national    total   Corporate   inations     Total
                                            ----   --------    -----     ----    --------    -----   ---------   --------     -----
Revenue from unaffiliated customers       $ 140.9    $31.7    $172.6    $ 13.4    $ 16.6    $ 30.0    $    -     $    -     $ 202.6
Intersegment sales                              -        -         -       1.1       0.9       2.0         -       (2.0)          -
Operating income (loss)                      29.7      3.7      33.4      (3.2)     (3.3)     (6.5)     (5.7)       0.4        21.6
Identifiable assets                         870.5    338.9   1,209.4     636.8      81.6     718.4      52.2        2.5     1,982.5
Depreciation and amortization                21.6      5.5      27.1       5.5       0.4       5.9       0.8       (0.4)       33.4
Capital expenditures                          2.0      1.1       3.1       1.4       0.2       1.6         -          -         4.7
Research and development expense                -        -         -       0.1         -       0.1         -          -         0.1

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8.  Condensed Consolidating Financial Statements

  Bowling Worldwide's subsidiary senior subordinated notes and subsidiary senior subordinated discount notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and the first and second-tier subsidiaries of Bowling Worldwide (the "Guarantor Companies"). AMF Bowling and the third-tier and lower-tier subsidiaries of Bowling Worldwide have not provided guarantees of such indebtedness (the "Non-Guarantor Companies").

  The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet for the Guarantor Companies, the Non-Guarantor Companies and the Company as of March 31, 2000, and condensed consolidating statements of income and cash flows for the Guarantor Companies, the Non-Guarantor Companies and the Company for the three months ended March 31, 2000 and (ii) elimination entries necessary to combine the entities comprising the Company.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                AMF BOWLING, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              As of March 31, 2000
                                   (unaudited)
                                 (In thousands)

                                                                      Non-
                                                      Guarantor     Guarantor
                                                      Companies     Companies   Eliminations    Consolidated
                                                     ------------   ----------  -------------   ------------
   Assets
   ------
  Current assets:
   Cash and cash equivalents                           $   19,355     $ 13,249     $     -       $   32,604
   Accounts and notes receivable, net
      of allowance for doubtful accounts                   54,362          311           -           54,673
   Accounts receivable - intercompany                       6,693        9,364       (16,057)           -
   Inventories                                             59,250        1,040           -           60,290
   Other current assets                                     9,744        6,293           -           16,037
                                                     -------------  -----------  ------------  -------------
    Total current assets                                  149,404       30,257       (16,057)       163,604
  Notes receivable - intercompany                          48,618        5,663       (54,281)           -
  Property and equipment, net                             731,542       55,352         1,302        788,196
  Investment in subsidiaries                               19,010      615,820      (634,830)           -
  Goodwill and other assets                               819,376       26,668           -          846,044
                                                     -------------  -----------  ------------  -------------
   Total assets                                        $1,767,950     $733,760    $ (703,866)   $ 1,797,844
                                                     =============  ===========  ============  =============

   Liabilities and Stockholders' Equity
   ------------------------------------
  Current liabilities:
   Accounts payable                                      $ 27,213      $ 1,472    $      -      $    28,685
   Accounts payable - intercompany                          9,364        6,693       (16,057)           -
   Accrued expenses                                        65,270        9,163           -           74,433
   Income taxes payable                                    (2,530)       5,028           -            2,498
    Current portion of long-term debt                      34,250            -           -           34,250
                                                     -------------  -----------  ------------  -------------
    Total current liabilities                             133,567       22,356       (16,057)       139,866
  Long-term debt, less current portion                    986,666      192,625           -        1,179,291
  Notes payable - intercompany                              5,663       48,618       (54,281)           -
  Other long-term liabilities                               3,886        1,324           -            5,210
                                                     -------------  -----------  ------------  -------------
   Total liabilities                                    1,129,782      264,923       (70,338)     1,324,367
                                                     -------------  -----------  ------------  -------------
  Commitments and contingencies
  Stockholders' equity:
   Common stock                                               -            836           -              836
   Paid-in capital                                      1,047,662      897,907    (1,040,079)       905,490
   Retained deficit                                      (388,479)    (413,624)      390,271       (411,832)
   Accumulated other comprehensive income                 (21,015)     (16,282)       16,280        (21,017)
                                                     -------------  -----------  ------------  -------------
   Total stockholders' equity                             638,168      468,837      (633,528)       473,477
                                                     -------------  -----------  ------------  -------------

   Total liabilities and stockholders' equity          $1,767,950     $733,760    $ (703,866)   $ 1,797,844
                                                     =============  ===========  ============  =============

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 2000
                                  (unaudited)
                                 (In thousands)

                                                                      Non-
                                                    Guarantor      Guarantor
                                                    Companies      Companies   Eliminations  Consolidated
                                                  --------------  -----------  ------------  ------------

Operating revenue                                     $  193,244    $ 16,389        $ (171)    $ 209,462
                                                  --------------- ----------- ------------- -------------

Operating expenses:
  Cost of goods sold                                      41,733       1,768          (115)       43,386
  Bowling center operating expenses                       86,798      10,197           (56)       96,939
  Selling, general, and administrative expenses           12,711       1,121           -          13,832
  Depreciation and amortization                           30,944       2,506           (32)       33,418
                                                  --------------- ----------- ------------- -------------
   Total operating expenses                              172,186      15,592          (203)      187,575
                                                  --------------- ----------- ------------- -------------

Operating income                                          21,058         797            32        21,887
                                                  --------------- ----------- ------------- -------------

Nonoperating expenses (income):
  Interest expense                                        28,592       3,443           -          32,035
  Other expenses, net                                        446        (697)          -            (251)
  Interest income                                           (411)         (7)          -            (418)
  Equity in loss (income) of subsidiaries                 (2,724)      8,383        (5,659)          -
                                                  --------------- ----------- ------------- -------------
Total nonoperating expenses                               25,903      11,122        (5,659)       31,366
                                                  --------------- ----------- ------------- -------------

Loss before income taxes                                  (4,845)    (10,325)        5,691        (9,479)
Provision for income taxes                                   707         353           -           1,060
                                                  --------------- ----------- ------------- -------------

Net loss before equity in loss of
   joint ventures                                         (5,552)    (10,678)        5,691       (10,539)
Equity in loss of joint ventures                            (107)        -             -            (107)
                                                  --------------- ----------- ------------- -------------
Net loss                                               $  (5,659)   $(10,678)     $  5,691     $ (10,646)
                                                  =============== =========== ============= =============

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   For the Three Months Ended March 31, 2000
                                  (unaudited)
                                 (in thousands)

                                                                                    Non-
                                                                    Guarantor    Guarantor
                                                                    Companies    Companies   Eliminations  Consolidated
                                                                    ---------    ----------  ------------  ------------
Cash flows from operating activities:
  Net loss                                                          $ (5,659)   $ (10,678)     $ 5,691      $ (10,646)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                     30,944        2,506          (32)        33,418
    Equity in loss of joint ventures                                     107          -            -              107
    Amortization of bond discount                                      7,160        2,993          -           10,153
    Equity in earnings of subsidiaries                                (2,724)       8,383       (5,659)           -
    Loss on the sale of property and equipment, net                   (1,711)         -            -           (1,711)
    Changes in assets and liabilities:
    Accounts and notes receivable                                      6,994           72          -            7,066
    Receivables and payables - affiliates                              6,172       (6,172)         -              -
    Inventories                                                       (7,633)          50          -           (7,583)
    Other assets                                                       2,125       (1,174)         -              951
    Accounts payable and accrued expenses                             (5,572)       2,243          -           (3,329)
    Income taxes payable                                                (735)         (86)         -             (821)
    Other long-term liabilities                                       (1,236)         -            -           (1,236)
                                                                   ----------   ----------   ----------    -----------
   Net cash provided by (used in) operating activities                28,232       (1,863)         -           26,369
                                                                   ----------   ----------   ----------    -----------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired                    -            -          -              -
  Investment in subsidiary                                                 -            -          -              -
  Investments in and advances to joint ventures                            -            -          -              -
  Purchases of property and equipment                                (11,069)      (1,619)         -          (12,688)
  Proceeds from sale of property and equipment                         2,657            -          -            2,657
                                                                   ----------   ----------   ----------    -----------
   Net cash used in investing activities                              (8,412)      (1,619)         -          (10,031)
                                                                   ----------   ----------   ----------    -----------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs          -            -            -              -
  Payments on long-term debt                                         (17,844)         -            -          (17,844)
  Rights offering cost                                                   -           (120)         -             (120)
  Payments of noncompete obligations                                     (88)         -            -              (88)
                                                                   ----------   ----------   ----------    -----------
   Net cash used in financing activities                             (17,932)        (120)         -          (18,052)
                                                                   ----------   ----------   ----------    -----------
   Effect of exchange rates on cash                                   (1,165)        (260)         -           (1,425)
                                                                   ----------   ----------   ----------    -----------
   Net increase (decrease) in cash                                       723       (3,862)         -           (3,139)
   Cash and cash equivalents at beginning of period                   18,632       17,111          -           35,743
                                                                   ----------   ----------   ----------    -----------
   Cash and cash equivalents at end of period                       $ 19,355    $  13,249     $    -         $ 32,604
                                                                   ==========   ==========   ==========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company"), including but not limited to any statements contained in this report concerning: (i) the results of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (ii) the ability of the Company's management to execute its strategies, (iii) the ability to resume the Company's bowling center acquisition program, (iv) the results of changes initiated in the Company's bowling products business, (v) the Company's expectations concerning the Asia Pacific region and the joint distribution and related arrangements with Shanghai Zhonglu Industrial Corporation ("Zhonglu"), (vi) the results of the Company's employee incentive efforts, (vii) the outcome of existing or potential litigation, (viii) the timing or amount of any changes in the interest expense and/or principal repayment obligations of the Company's indebtedness, (ix) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (x) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (xi) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," estimates," "should," "may" or similar expressions and
(xii) other statements contained or incorporated in this report regarding matters that are not historical facts.

  These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by AMF Bowling that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability, and the ability of its management team, to carry out the Company's long-term business strategies, including resuming the pace of the Company's acquisition program, (ii) the Company's ability to refinance existing indebtedness as it comes due at commercially reasonable terms or at all, (iii) the Company's ability to integrate acquired operations into its business, (iv) the Company's ability to identify and develop new bowling markets to assist in the growth of such markets, (v) the continuation of adverse financial results and substantial competition in the Company's bowling products business, (vi) the Company's ability to retain and attract experienced bowling center management, (vii) the Company's ability to successfully implement initiatives designed to improve customer traffic in its bowling centers, (viii) the continuation or worsening of economic difficulties in overseas markets, including the Asia Pacific region,
(ix) the risk of adverse political acts or developments in the Company's existing and proposed international markets, (x) fluctuations in foreign currency exchange rates affecting the Company's translation of operating results, (xi) continued or increased competition, (xii) the popularity of bowling, (xiii) the decline in general economic conditions, (xiv) adverse judgments in pending or future litigation, (xv) the Company's ability to effectively implement the joint distribution and related arrangements with Zhonglu and (xvi) changes in interest and exchange rates.

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

Background

  This discussion should be read in conjunction with the information contained under "Selected Financial Data" and AMF Bowling's Condensed Consolidated Financial Statements (unaudited) and the notes thereto included elsewhere herein.

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

General

  The Company principally operates in two business segments in the United States and international markets: (i) the ownership and operation of 414 U.S. bowling centers and 121 international bowling centers ("Bowling Centers"), including 15 joint venture centers operated with third parties, as of March 31, 2000, and
(ii) the manufacture and sale of bowling equipment and bowling products ("Bowling Products").

  To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

  The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first three months of 2000 versus 1999 reflect the closing of 10 centers since March 31, 1999.

Acquisitions and Dispositions

  From January 1, 2000 through March 31, 2000, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, acquired no bowling centers, closed three centers in the United States and sold one center in the United Kingdom.

                               AMF BOWLING, INC.
                            Selected Financial Data
                                  (unaudited)
                            (In millions of dollars)

                                                                     Three Months
                                                                    Ended March 31,
                                                                 --------------------
                                                                   2000         1999
                                                                   ----         ----
Bowling Centers (before intersegment eliminations)
---------------
Operating revenue                                                $ 174.1      $ 172.6
                                                                ---------    ---------
Cost of goods sold                                                  17.3         16.9
Bowling center operating expenses                                   97.0         93.5
Selling, general, and administrative expenses                        1.8          1.7
Depreciation and amortization                                       27.4         27.1
                                                                ---------    ---------
Operating income                                                 $  30.6      $  33.4
                                                                =========    =========
Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                                $  38.4      $  32.0
Cost of goods sold                                                  29.0         24.4
                                                                ---------    ---------
Gross profit                                                         9.4          7.6

Selling, general, and administrative expenses                        6.9          8.2
Depreciation and amortization                                        6.0          5.9
                                                                =========    =========
Operating loss                                                   $  (3.5)     $  (6.5)

Consolidated
------------
Operating revenue                                                $ 209.5      $ 202.6
                                                                ---------    ---------
Cost of goods sold                                                  43.4         39.6
Bowling center operating expenses                                   96.9         93.2
Selling, general, and administrative expenses                       13.9         14.8
Depreciation and amortization                                       33.4         33.4
                                                                ---------    ---------
Operating income                                                    21.9         21.6
Interest expense, gross                                             32.0         31.0
Other (income) expense, net                                         (0.7)         2.3
                                                                ---------    ---------
Loss before income taxes                                            (9.4)       (11.7)
Provision for income taxes                                           1.1          1.5
                                                                ---------    ---------
Net loss before equity in loss of  joint ventures                  (10.5)       (13.2)
Equity in loss of joint ventures                                    (0.1)        (5.5)
                                                                ---------    ---------
Net loss                                                         $ (10.6)     $ (18.7)
                                                                =========    =========

Selected Data:
--------------
   EBITDA
     Bowling Centers                                             $  58.0      $  60.5
     Bowling Products                                            $   2.5      $  (0.6)

   EBITDA margin
     Bowling Centers                                               33.3%        35.1%
     Bowling Products                                               6.5%        -1.9%
-----------------

Bowling Centers

  The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 520 centers that had been in operation one full fiscal year as of December 31, 1999. Bowling Centers derives its revenue and cash flows from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the three months ended March 31, 2000, bowling, food and beverage and other revenue represented 59.2%, 27.4% and 13.4% of total Bowling Centers revenue, respectively. For the three months ended March 31, 1999, bowling, food and beverage and other revenue represented 59.7%, 27.1% and 13.2% of total Bowling Centers revenue, respectively.

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

  Bowling Centers operating revenue increased $1.5 million, or 0.9%. An increase of $2.4 million, or 1.7%, was attributable to U.S. constant centers, primarily as a result of increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $0.5 million, or 1.6%, primarily as a result of an increase in food and beverage revenue of 3.1%. A decrease of $1.4 million in total operating revenue was attributable to 9 centers that were closed and one center that was sold since March 31, 1999.

  Cost of goods sold increased $0.4 million, or 2.4%. Constant centers cost of goods sold increased $0.5 million, or 3.0%, primarily as a result of increased food and beverage sales in both the U.S. and international centers. A decrease of $0.1 million was attributable to closed centers.

  Operating expenses increased $3.5 million, or 3.7%. An increase of $3.6 million was attributable to constant centers, an increase of $1.1 million was attributable to higher regional, district and support staff operations expenses and a decrease of $1.2 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 55.7% for the first quarter of 2000 compared with 54.2% for the first quarter of 1999. The increase of 1.5% is due primarily to higher expenses resulting from new field level positions and national advertising programs.

  Selling, general and administrative expenses increased $0.1 million, or 5.9%, due to an increase in international administrative expenses.

      EBITDA decreased $2.5 million, or 4.1%. EBITDA margin for the first quarter of 2000 was 33.3% compared with 35.1% for the first quarter of 1999. The lower EBITDA margin in 2000 was attributable to the higher operating expenses as discussed above and the change in the revenue mix, including higher food and beverage sales.


Bowling Products

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

  Bowling Products operating revenue increased $6.4 million, or 20.0%. Revenue from sales of New Center Packages ("NCPs", which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) increased $2.7 million, or 30.0%, primarily as a result of improved sales to Europe and Japan. Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue increased $3.7 million, or 16.1%, primarily as a result of improved sales to North America, Japan and Europe. During the first quarter of 2000, Bowling Products recorded NCP shipments of 360 units compared with shipments of 269 units for the first quarter of 1999.

  Gross profit increased $1.8 million, or 23.7%, primarily as a result of increased sales in the first quarter of 2000 compared with the first quarter of 1999.

  Selling, general and administrative expenses decreased $1.3 million, or 15.9%, primarily as a result of an ongoing cost reduction program for the Bowling Products organization.

   EBITDA was $2.5 million in the first quarter of 2000 compared with a loss of $0.6 million in the first quarter of 1999. The EBITDA margin was 6.5% in the first quarter of 2000 compared with (1.9)% in the first quarter of 1999 primarily as a result of the increase in sales, gross profit and selling, general and administrative savings achieved through cost reductions.


Consolidated

Depreciation and Amortization

  Depreciation and amortization was flat in the first quarter of 2000 compared with the same period in 1999.

Interest Expense

  Gross interest expense increased $1.0 million, or 3.2%, in the first quarter of 2000 compared with the same period in 1999. Interest incurred on bank debt increased as the impact of higher average borrowing rates offset the effect of a decrease in average amounts outstanding. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt. Non-cash bond interest amortization totaled $10.1 million for the quarter ended March 31, 2000 compared with $11.4 million for the quarter ended March 31, 1999.

Income Taxes

  As of December 31, 1999, the Company had net operating losses of approximately $263. 6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 1999, for $113.0 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the three months ended March 31, 2000 reflects certain international taxes.

Net Loss

  Net loss in the first quarter of 2000 totaled $10.6 million compared with a net loss of $18.7 million in the first quarter of 1999, a decrease of $8.1 million. The Company recorded $0.1 million in equity in loss of joint ventures in the first quarter of 2000 compared with equity in loss of joint ventures of $5.5 million in the first quarter of 1999. Additionally, the Company recorded other income of $0.7 million in the first quarter of 2000 compared with other
expense of $2.3 million in the first quarter of 1999.   Consolidated EBITDA
increased $0.3 million and the provision for income taxes decreased $0.4 million. These reductions in certain non-operating expenses were offset by an increase of $1.0 million in interest expense.

Liquidity

  The Company's primary source of liquidity is cash provided by operations and funds available under credit facilities, as described below. Working capital on March 31, 2000 was $23.7 million compared with $22.5 million on December 31, 1999, an increase of $1.2 million. The increase in working capital was primarily attributable to a decrease of $4.0 million in accounts payable and accrued expenses, an increase of $6.8 million in inventory, an increase of $1.1 million in deferred taxes and other current assets and a decrease of $0.9 in income taxes payable. These factors contributing to the increase in working capital were offset by a decrease of $3.1 million in cash and a decrease of $8.5 million in accounts receivable due to timing of customer payments.

  Net cash provided by operating activities was $26.4 million for the three months ended March 31, 2000 compared with net cash provided of $20.9 million for the three months ended March 31, 1999, an increase of $5.5 million. An increase of $8.1 million was attributable to a net loss of $10.6 million recorded in the first three months of 2000 compared with a net loss of $18.7 million in the same period in 1999. An increase of $13.2 million was attributable to decreased levels of accounts receivable and an increase of $6.3 million was attributable to lower levels of other assets. These factors contributing to the increase in net cash were offset by a decrease of $5.4 million due to the lower equity in loss of joint ventures recorded by the Company in the first quarter of 2000 compared with the same period in 1999, a decrease of $6.4 million attributable to lower levels of accounts payable and accrued expenses, a decrease of $5.1 million attributable to higher inventory balances and a net decrease of $5.2 million attributable to changes in other operating activities.

  Net cash used in investing activities was $10.0 million for the three months ended March 31, 2000 compared with net cash used of $5.9 million for the three months ended March 31, 1999, an increase of $4.1 million. An increase of $8.0 million was attributable to an increase in purchases of property and equipment in 2000. This factor contributing to the increase in net cash flows was offset by a decrease in Bowling Center acquisition spending of $1.2 million in the first three months of 2000 compared with the same period in 1999. In the first three months of 2000, no centers were purchased compared with one center in the same period in 1999. Additionally, proceeds from the sale of property and equipment increased $2.6 million and investments in and advances to joint ventures decreased $0.2 million. See "--Capital Expenditures" for additional discussion of purchases of property and equipment.

  Net cash used in financing activities was $18.0 million for the three months ended March 31, 2000 compared with net cash provided of $8.6 million for the three months ended March 31, 1999, a difference of $26.6 million. Proceeds from long term debt decreased $20.0 million. Payments on long-term debt increased $6.8 million. In accordance with the terms of the Credit Agreement, scheduled principal payments in the first three months of 2000 were $1.8 million higher than payments made in the same period in 1999. Additionally, in the first three months of 2000, $5.0 million was paid against amounts outstanding under the Bank Facility. Cash used in financing activities was offset by a net increase of $0.2 million provided by other financing activities. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources".

  As a result of the aforementioned, cash decreased by $3.1 million for the three months ended March 31, 2000 compared with an increase of $23.8 million for the three months ended March 31, 1999.

Capital Resources

  The Company's total indebtedness is primarily a result of the financing of the acquisition of the Company in 1996 by an investor group led by affiliates of Goldman, Sachs & Co. (the "Acquisition") and the Company's bowling center acquisition program. At March 31, 2000, the Company's debt consisted of $540.7 million of borrowings under the Credit Agreement and a mortgage (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's senior subordinated notes ("Subsidiary Senior Subordinated Notes"), $247.3 million of Bowling Worldwide's senior subordinated discount notes ("Subsidiary Senior Subordinated Discount Notes"), and $175.6 million of AMF Bowling's zero coupon convertible debentures due 2018. At March 31, 2000, the Company's Senior Debt consisted of $373.7 million outstanding under term loan facilities under the Credit Agreement (the "Term Facilities"), $165.0 million outstanding under a non-amortizing revolving credit facility under the Credit Agreement (the "Bank Facility") and $2.0 million represented by one mortgage note.

  The Company has the ability to borrow for general corporate purposes and, to a limited extent, for acquisitions pursuant to the $355.0 million Bank Facility, subject to certain conditions. At March 31, 2000, $165.0 million was outstanding and $190.0 million was available for borrowing under the Bank Facility subject to certain limitations applicable to borrowings regarding acquisitions and capital expenditures. Between March 31, 2000 and April 30, 2000, there were no borrowings and no payments under the Bank Facility.

  The lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide the Company with (i) the ability to increase the pace of its bowling center acquisition program, (ii) greater financial flexibility under the covenants contained in the Credit Agreement and
(iii) certain other modifications. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements. Bowling Worldwide was in compliance with the amended covenants as of March 31, 2000. In this connection, AMF Bowling made contributions of $1.0 million, $2.0 million and $3.0 million as equity to Bowling Worldwide in November 1999, March 2000 and May 2000, respectively, to meet EBITDA requirements under the Credit Agreement's financial covenant tests as of September 30, 1999, December 31, 1999 and March 31, 2000, respectively. The Credit Agreement would permit AMF Bowling to make an additional equity contribution of up to $4.0 million dollars for the second quarter of 2000 and up to an aggregate of $10.0 million for any four consecutive quarters through the end of 2001. Management believes that Bowling Worldwide will be in compliance with the amended covenants during the remainder of 2000, including the effect of the aforementioned equity contribution but any downturn in the expected performance of Bowling Worldwide could result in non-compliance with these financial covenants. Failure by Bowling Worldwide to comply with its Credit Agreement covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

  During the first three months of 2000, the Company funded its cash needs through cash flow from operations and cash balances. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the three months ended March 31, 2000, the Company incurred cash interest expense of $21.5 million, representing 38.8% of EBITDA for the period. For the three months ended March 31, 1999, the Company incurred cash interest expense of $19.5 million, representing 35.5% of EBITDA for the period.

  The indentures governing the Subsidiary Senior Subordinated Notes and the Subsidiary Senior Subordinated Discount Notes (together with the Subsidiary Senior Subordinated Notes, the "Subsidiary Notes") and certain provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of the Company to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of March 31, 2000, Bowling Worldwide was in compliance with all of its covenants under these indentures and the Credit Agreement. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

  The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled payments of principal of, and interest on, its Senior Debt, and interest on the Subsidiary Senior Subordinated Notes for the remainder of 2000. In calendar year 2001, principal payment obligations under the facilities of the Credit Agreement increase significantly and cash interest becomes payable on the Subsidiary Senior Subordinated Discount Notes. In the first quarter of calendar year 2002, the financial covenants under the Credit Agreement will be reset to their original, more stringent, levels. Based on current levels of performance, the Company anticipates that a refinancing of its indebtedness will be required to meet the Company's financial requirements for calendar years 2001 and beyond. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to meet its payment obligations under its indebtedness, or make necessary capital expenditures, or that any refinancing of its indebtedness would be available on commercially reasonable terms or at all.

Capital Expenditures

  For the three months ended March 31, 2000, the Company's capital expenditures were $12.7 million compared to $4.7 million for the three months ended March 31, 1999, an increase of $8.0 million. Bowling Centers maintenance and modernization expenditures increased $1.8 million. Bowling Products expenditures decreased $0.2 million. Company-wide information systems expenditures increased $2.3 million. Investments in Xtreme bowling equipment at various AMF bowling centers increased by $4.2 million. Capital expenditures for new centers were $0.1 million higher in 1999 due to the construction of a Michael Jordan Golf Center.

  While the Company's intention is to continue consolidating the U.S. bowling center industry by acquiring additional bowling centers, the Company will evaluate acquisitions on a more selective basis and will consider acquisition targets which meet specific operating and valuation parameters. At the same time, management will continue its focus on improving financial performance of its current centers. As of April 30, 2000, the Company had commitments to acquire five bowling centers for a total purchase price of $5.0 million.

  The Company has funded its capital expenditures and construction and acquisition of new centers with internally-generated cash, the Bank Facility and issuances of Common Stock. The Company expects to continue funding its capital expenditures and construction and acquisition of new centers with internally-generated cash and the Bank Facility. See "Note 1. Organization" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources."

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

Seasonality and Market Development Cycles

  The financial performance of Bowling Centers' operations is seasonal. Cash flows typically peak in the winter when U.S. leagues are most active and reach their lows in the summer. While the geographic diversity of the Company's Bowling Centers operations has helped reduce this seasonality in the past, the increase in U.S. centers resulting from acquisitions has increased the seasonality of that business.

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

  While sales of NCPs are slightly seasonal, sales of NCPs can fluctuate dramatically as a result of economic fluctuations in international markets, as seen in the reduction of sales of NCPs to markets in the Asia Pacific region following economic difficulties in that region.

International Operations

  The Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, currency exchange rate fluctuations, economic and political fluctuations and destabilization, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax law changes.

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

  Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the three months ended March 31, 2000, revenue and EBITDA of international bowling centers represented 15.0% and 16.3% of consolidated revenue and EBITDA, respectively. For the three months ended March 31, 1999, revenue and EBITDA of international bowling centers represented 15.6% and 16.7% of consolidated revenue and EBITDA, respectively.

  Economic difficulties in the Asia Pacific region, including the limited availability of financing for customers seeking to build new centers, have continued to keep demand for NCPs below peak levels achieved during 1997. In response to these market conditions, Bowling Products entered into three-year joint distribution agreements with Zhonglu on June 13, 1999. Under the terms of these agreements, Zhonglu is the exclusive distributor of AMF products in China, and Bowling Products is the exclusive distributor of Zhonglu's bowling products and parts outside of China. In 1999 and the first quarter of 2000, Bowling Products has purchased component parts from Zhonglu as part of its long-term strategy to reduce manufacturing costs. However, sales of both AMF products in China and Zhonglu products outside China have been slower to develop than anticipated. Discussions are underway to amend the distribution agreements to better reflect current global market conditions for bowling equipment sales.

  NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 32.2% of total NCP unit sales for the three months ended March 31, 2000 compared to 43.0% for the year ended December 31, 1999.

  China has strengthened enforcement of its import restrictions by requiring the payment of full customs duties and value-added taxes on the importation of new and used capital goods. The Chinese government also prohibits importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chinese companies, however, are not subject to the same restrictions. For example, in addition to being the exclusive distributor of AMF products, Zhonglu produces locally and sells bowling equipment that is not subject to the customs duties or permit requirements that affect the Company's imported equipment. Zhonglu has experienced significant acceptance by local customers. Management believes that these import restrictions will continue for the foreseeable future.

Impact of Inflation

  The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation for the three months ended March 31, 2000 and 1999, respectively, or for the year ended December 31, 1999.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements with respect to interest rates. There were no other material derivative instrument transactions during any of the periods presented.

     The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage the risk. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the three months ended March 31, 2000, revenue and EBITDA of international bowling centers represented 15.0% and 16.3% of consolidated revenue and EBITDA, respectively. For the three months ended March 31, 1999, revenue and EBITDA of international bowling centers represented 15.6% and 16.7% of consolidated revenue and EBITDA, respectively.

  The Company uses interest rate cap agreements to mitigate the effect of changes in interest rates on the Company's variable rate borrowings under its Credit Agreement. While the Company is exposed to credit risk in the event of non-performance by the counterparty to interest rate swap agreements, in all cases such counterparty is a highly-rated financial institution and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes or speculation. The following table provides information about the Company's fixed and variable rate debt, weighted average interest rates and respective maturity dates (dollar amount in millions.)
                                     Weighted                Weighted
                                     Average     Variable    Average
                         Fixed       Interest      Rate      Interest
         Maturity      Rate Debt      Rate         Debt        Rate
        -----------   -----------   ---------    --------   ---------
        2000            $     -           -      $  34.3      10.45 %
        2001                  -           -         83.0      10.67
        2002                  -           -        271.0      10.51
        2003                  -           -        116.4      10.18
        2004                  -           -         46.8      11.34
        Thereafter        1,139.7       9.13%          -       N/A
                       -----------              ---------
        Total           $ 1,139.7                $ 551.5
                       ===========              =========

   During December 1999 and March 2000, Bowling Worldwide entered into two interest rate cap agreements with Goldman Sachs Credit Partners, L.P.
(the "Counterparty") to reduce the interest rate risk of its Bank Debt. The table below summarizes the interest rate cap agreements in effect at March 31, 2000:

                                    Notional
                                     Amount
           Expiration Date       (in millions)    Cap Rate (a)
           ---------------       -------------    ------------
           December 31, 2000        $ 100.0         7.6525 %
           April 1, 2001              200.0         7.7800


---------------------
   (a) The cap rate is the 3-month U.S. Dollar-London Interbank Offer Rate ("USD-LIBOR") quoted by the Counterparty.

Bowling Worldwide paid a fixed fee of $75,000 and $160,000, respectively, for the two interest rate caps. Bowling Worldwide will receive quarterly payments from the Counterparty if the quoted 3-month USD-LIBOR on the quarterly floating rate reset dates is above the respective cap rates.

                                    PART II

Item 1. Legal Proceedings

  On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased Common Stock in the Company's initial public offering of Common Stock (the "Initial Public Offering") or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933 based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend it vigorously.

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


Item 4.  Submission of Matters to a Vote of Security Holders

Annual Meeting of AMF Bowling, Inc. Shareholders

(a)  Annual Meeting held May 2, 2000.

(b)  Not Applicable.

(c) There were 83,597,550 shares of AMF Bowling Common Stock outstanding as of March 6, 1999, the record date for the 2000 Annual Meeting of Shareholders. A total of 81,591,645 shares were voted.

  All of the board's nominees for directors of AMF Bowling were elected with the following vote:


Nominee                 Votes For   Votes Withheld  Broker Non-Votes
----------------------  ----------  --------------  ----------------
  Richard A Friedman    81,341,793     249,852            0
  Stephen E. Hare       81,450,041     141,604            0
  Roland C. Smith       81,443,830     147,815            0
  Terence M. O'Toole    81,446,143     145,502            0
  Peter M. Sacerdote    81,447,690     143,955            0
  Charles M. Diker      81,447,123     144,522            0
  Paul B. Edgerley      81,448,769     142,876            0
  Howard A. Lipson      81,448,590     143,055            0
  Thomas R. Wall, IV    81,448,024     143,621            0

  The appointment of Arthur Andersen LLP as AMF Bowling's independent public accountants to audit the consolidated financial statements of AMF Bowling for the fiscal year 2000 was ratified by its shareholders with the following vote:

                          Votes                         Broker
            Votes For    Against      Abstentions      Non-Votes
           ----------    -------      -----------      ---------
           81,509,943     57,580        24,122             0

(d)  Not applicable.



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1  Financial Data Schedule for the three months ended March 31, 2000.


(b)  Reports on Form 8-K:

     None



SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling, Inc.
(Registrant)


 /s/ Stephen E. Hare                        May 12, 2000
---------------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)


 /s/ Michael P. Bardaro                    May 12, 2000
---------------------------------------
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)