Form 10-Q
period 2000-06-30
AMF BOWLING INC
filed 2000-08-14
CIK 1044612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-Q

(Mark One)

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                      or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---        THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.
                                      -----
At August 1, 2000, 83,597,550 shares of common stock, par value of $.01 per share, of the Registrant were outstanding.

                                     PART I
Item 1. Financial Statements

                       AMF BOWLING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                                        June 30,    December 31,
                                                                          2000          1999
                                                                      ------------  ------------
                                                                      (unaudited)
 Assets
 ------
Current assets:
 Cash and cash equivalents                                            $    16,114   $    35,743
 Accounts and notes receivable, net of allowance for
  doubtful accounts of $8,021 and $9,531, respectively                     62,436        63,175
 Inventories                                                               71,131        53,499
 Other current assets                                                      16,686        14,876
                                                                      ------------  ------------
  Total current assets                                                    166,367       167,293
Property and equipment, net                                               776,534       806,425
Other assets                                                               82,111        88,092
Goodwill, net                                                             751,033       765,092
                                                                      ------------  ------------
     Total assets                                                     $ 1,776,045   $ 1,826,902
                                                                      ============  ============

 Liabilities and Stockholders' Equity
 ------------------------------------
Current liabilities:
 Accounts payable                                                     $    37,246   $    35,296
 Accrued expenses                                                          63,260        71,784
 Income taxes payable                                                       1,222         3,450
 Current portion of long-term debt                                         44,000        34,250
                                                                      -----------   -----------
  Total current liabilities                                               145,728       144,780
Long-term debt, less current portion                                    1,206,742     1,186,982
Other long-term liabilities                                                 5,321         5,204
                                                                      ------------  ------------
  Total liabilities                                                     1,357,791     1,336,966
                                                                      ------------  ------------
Commitments and contingencies
Stockholders' equity:
 Common stock (par value $.01 per share, 200,000,000 shares
  authorized, 83,597,550 shares issued and outstanding
  at June 30, 2000 and December 31, 1999, respectively)                       836           836
 Paid-in capital                                                          905,490       905,610
 Retained deficit                                                        (462,990)     (401,186)
 Accumulated other comprehensive loss                                     (25,082)      (15,324)
                                                                      ------------  ------------
 Total stockholders' equity                                               418,254       489,936
                                                                      ------------  ------------

 Total liabilities and stockholders' equity                           $ 1,776,045   $ 1,826,902
                                                                      ============  ============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                           Three Months                     Six Months
                                                                           Ended June 30,                 Ended June 30,
                                                                    ----------------------------    ----------------------------
                                                                         2000            1999            2000            1999
                                                                         ----            ----            ----            ----
Operating revenue                                                     $ 160,697       $ 161,095       $ 370,159       $ 363,662

Operating expenses:
 Cost of goods sold                                                      37,221          37,826          80,607          77,408
 Bowling center operating expenses                                       91,085          90,716         188,024         183,937
 Selling, general, and administrative expenses                           14,432          15,692          28,264          30,445
 Depreciation and amortization                                           33,723          32,961          67,141          66,327
                                                                    ------------    ------------    ------------    ------------
  Total operating expenses                                              176,461         177,195         364,036         358,117
                                                                    ------------    ------------    ------------    ------------
  Operating (loss) income                                               (15,764)        (16,100)          6,123           5,545
                                                                    ------------    ------------    ------------    ------------
Nonoperating expenses (income):
 Interest expense                                                        32,100          33,430          64,135          64,403
 Other, net                                                               1,918           3,468           1,667           6,442
 Interest income                                                           (172)           (758)           (590)         (1,453)
                                                                    ------------    ------------    ------------    ------------
  Total nonoperating expenses                                            33,846          36,140          65,212          69,392
                                                                    ------------    ------------    ------------    ------------
  Loss before income taxes                                              (49,610)        (52,240)        (59,089)        (63,847)
  Provision for income taxes                                              1,038           1,665           2,098           3,234
                                                                    ------------    ------------    ------------    ------------
  Net loss before equity in loss of joint ventures                      (50,648)        (53,905)        (61,187)        (67,081)
  Equity in loss of joint ventures                                         (510)           (178)           (617)         (5,701)
                                                                    ------------    ------------    ------------    ------------
  Net loss                                                            $ (51,158)      $ (54,083)      $ (61,804)      $ (72,782)

 Net loss per share - basic and diluted                               $   (0.61)      $   (0.91)      $   (0.74)      $   (1.22)
                                                                    ============    ============    ============    ============

 Weighted average shares outstanding                                     83,598          59,598          83,598          59,600
                                                                    ============    ============    ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                    Six Months
                                                                                  Ended June 30,
                                                                         -------------------------------
                                                                              2000               1999
                                                                              ----               ----
Cash flows from operating activities:
   Net loss                                                               $ (61,804)          $ (72,782)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                            67,141              66,327
    Equity in loss of joint ventures                                            617               5,701
    Amortization of bond discount                                            20,635              23,278
    Loss on the sale of property and equipment, net                             195               2,145
    Changes in assets and liabilities:
     Accounts and notes receivable, net                                      (1,543)             (3,415)
     Inventories                                                            (18,651)             (1,838)
     Other assets                                                            11,881              (9,775)
     Accounts payable and accrued expenses                                   (7,123)             (1,581)
     Income taxes payable                                                    (1,820)              1,194
     Other long-term liabilities                                             (2,230)               (460)
                                                                         -----------         -----------
    Net cash provided by operating activities                                 7,298               8,794
                                                                         -----------         -----------

Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired                     (1,792)             (1,374)
   Purchases of property and equipment                                      (32,699)            (21,336)
   Proceeds from the sale of property and equipment                           3,334                 206
                                                                         -----------         -----------
    Net cash used in investing activities                                   (31,157)            (22,504)
                                                                         -----------         -----------

Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs             29,100              20,000
   Payments on long-term debt                                               (22,125)            (22,250)
   Repurchase of common shares                                                    -                (180)
   Rights offering cost                                                        (120)                  -
   Payments of noncompete obligations                                          (193)               (264)
                                                                         -----------         -----------
    Net cash (used in) provided by financing activities                       6,662              (2,694)
                                                                         -----------         -----------
    Effect of exchange rates on cash                                         (2,432)             (1,396)
                                                                         -----------         -----------
    Net decrease in cash                                                    (19,629)            (17,800)
    Cash and cash equivalents at beginning of period                         35,743              33,002
                                                                         -----------         -----------
    Cash and cash equivalents at end of period                            $  16,114           $  15,202
                                                                         ===========         ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the December 31, 1999, 1998 and 1997 audited consolidated financial statements of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") presented in AMF Bowling's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the U.S. Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership and operation of bowling centers, consisting of 407 U.S. bowling centers and 119 international bowling centers ("Bowling Centers"), including 15 joint venture centers, as of June 30, 2000, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. The Company also manufactures and sells the Playmaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company, which currently operates two golf practice ranges.

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

      Since the Acquisition and through June 30, 2000, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, purchased an aggregate of 265 bowling centers from various unrelated sellers, and it has constructed two bowling centers and one Michael Jordan Golf practice range as part of its capital expenditure program. The combined net purchase price for all acquisitions was approximately $500.7 million. The Company has funded its acquisitions and center construction from internally-generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement (as defined in "Note 5. Long-Term Debt"), and issuances of AMF Bowling common stock (the "Common Stock"). From January 1, 2000 through June 30, 2000, AMF Bowling Centers, Inc. acquired two bowling centers.

         The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance or restructure its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, including the conditions of the debt and equity markets.

     Bowling Worldwide and the lenders under the Credit Agreement have recently entered into an amendment (the "Amendment") of the Credit Agreement pursuant to which compliance with all financial covenants has been waived through December 31, 2000. In the Amendment, Bowling Worldwide has indicated that it will not make the September 15, 2000 interest payment due on its senior subordinated notes (the "Senior Subordinated Notes") and the lenders under the Credit Agreement have agreed to waive any default under the Credit Agreement resulting from such non-payment unless the Company's other creditors commence the exercise of remedies, including the acceleration of the Company's debt obligations. However, failure to make such payment within 30 days of its due date will result in a default under the Senior Subordinated Notes and could result in the acceleration of the obligations under such Senior Subordinated Notes and substantially all of the Company's other indebtedness. The Amendment also provides for the immediate permanent termination of $88.0 million of the otherwise available working capital commitments under the Credit Agreement, and for an additional permanent termination of $4.0 million of such commitments on each of October 31, 2000, November 30, 2000 and December 31, 2000. After giving effect to all of these commitment terminations, Bowling Worldwide will have an aggregate available working capital commitment under the Credit Agreement of $255.0 million. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet Bowling Worldwide's requirements for working capital, capital expenditures and scheduled payments on the principal of, and interest on, its senior debt for the remainder of 2000.

     The Company is considering options to restructure and reduce its long-term debt. In this regard, the Amendment also requires Bowling Worldwide to deliver to the lenders under the Credit Agreement on or before September 30, 2000 a plan to restructure the Company's debt and a timeline for the implementation of such plan, which plan and timeline must be in form and substance satisfactory to a majority of the lenders under the Credit Agreement on or before October 15, 2000.

     The Company has been advised by its independent public accountants that if a refinancing or restructuring of its indebtedness has not been completed prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified to reflect this contingency.

     In calendar year 2001, principal payment obligations under the facilities of the Credit Agreement increase significantly and cash interest becomes payable on the subsidiary senior subordinated discount notes. In the first quarter of calendar year 2002, the financial covenants under the Credit Agreement will be reset to their original, more stringent, levels. Based on current levels of performance, the Company anticipates that a refinancing or restructuring of its indebtedness will be required to meet the Company's financial requirements for calendar years 2001 and beyond. There can be no assurance, however, that Bowling Worldwide's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to meet its payment obligations under its indebtedness, or make necessary capital expenditures, or that any refinancing or restructuring of its indebtedness would be available on commercially reasonable terms or at all.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2. Significant Accounting Policies

Basis of Presentation

     The condensed consolidated results of operations of the Company have been presented for the three months and six months ended June 30, 2000 and 1999, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers, and in accordance with the purchase method of accounting used in all the Company's acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense related to goodwill was $4,388 and $10,408 for the three months and six months ended June 30, 2000, and $5,133 and $10,274 for the three months and six months ended June 30, 1999.

Income Taxes

     As of June 30, 2000, the Company had net operating losses of approximately $263.6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 1999, for $113.0 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the six months ended June 30, 2000 primarily reflects certain international taxes.

Comprehensive Loss

     Comprehensive loss was $55,223 and $71,562 for the three months and six months ended June 30, 2000, and $52,505 and $72,121 for the three months and six months ended June 30, 1999, respectively. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

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

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Inventories

     Inventories at June 30, 2000 and December 31, 1999, consisted of the following:

                                                  June 30,         December 31,
                                                    2000              1999
                                              ----------------   ---------------
                                                  (unaudited)
Bowling Products, at FIFO:
   Raw materials                              $        15,520    $       14,285
   Work in progress                                     2,782             1,562
   Finished goods and spare parts                      44,277            28,789
Bowling Centers, at average cost:
   Merchandise and spare parts                          8,552             8,863
                                              ----------------   ---------------
                                              $        71,131    $       53,499
                                              ================   ===============


Note 4. Property and Equipment

     Property and equipment at June 30, 2000 and December 31, 1999, consisted of the following:

                                                     June 30,       December 31,
                                                       2000             1999
                                                  ---------------  -------------
                                                    (unaudited)
Land                                              $     133,057    $   133,953
Buildings and improvements                              360,022        357,365
Equipment, furniture and fixtures                       601,682        588,342
Other                                                     6,125          5,537
                                                  --------------  -------------
                                                      1,100,886      1,085,197
Less: accumulated depreciation and amortization        (324,352)      (278,772)
                                                  --------------  -------------
                                                  $     776,534   $    806,425
                                                  ==============  =============


     Depreciation and amortization expense related to property and equipment was $26,355 and $51,125 for the three months and six months ended June 30, 2000 and $24,791 and $48,698 for the three months and six months ended June 30, 1999, respectively.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Long-Term Debt

     Long-term debt at June 30, 2000, and December 31, 1999, consisted of the following:

                                                      June 30,      December 31,
                                                        2000           1999
                                                   --------------  -------------
                                                    (unaudited)
Bank debt                                          $     565,374   $    556,499
Subsidiary senior subordinated notes                     250,000        250,000
Subsidiary senior subordinated discount notes            254,722        240,111
Zero coupon convertible debentures                       178,653        172,630
Mortgage and equipment note                                1,993          1,992
                                                   --------------  -------------
  Total debt                                           1,250,742      1,221,232
Current maturities (a)                                   (44,000)       (34,250)
                                                   --------------  -------------
  Total long-term debt                             $   1,206,742   $  1,186,982
                                                   ==============  =============

---------------------------
(a) Current maturities reflect scheduled principal payments due in the next 12 months on the Term Facilities.

     Bowling Worldwide's bank debt (the "Bank Debt") is governed by a credit agreement (the "Credit Agreement") to which Bowling Worldwide is party with Goldman Sachs, its affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders (collectively, the "Lenders") and provides for (i) senior secured term loan facilities aggregating $369.4 million (the "Term Facilities") and (ii) the Bank Facility of up to $355.0 million (together with the Term Facilities, the "Senior Facilities"). In connection with such financing, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank is acting as Administrative Agent. The initial borrowings under a predecessor of the Credit Agreement were used to partially fund the Acquisition. As of June 30, 2000, Bowling Worldwide had $159.0 million available for borrowing under the Bank Facility and $196.0 million outstanding.

     On June 14, 1999, the lenders under the Credit Agreement approved Amendment No. 2 and Waiver to the Credit Agreement and entered into the Fourth Amended and Restated Credit Agreement. The provisions of the Fourth Amended and Restated Credit Agreement, among other things, waived mandatory prepayment provisions previously existing under the Credit Agreement with respect to the Company's recapitalization plan in 1999, permitted Bowling Worldwide to resume borrowing to fund acquisitions subject to certain criteria and maintenance of minimum availability under the Bank Facility of $65.0 million through 2000 and $40.0 million through 2001, permitted AMF Bowling to make equity contributions to Bowling Worldwide which may be included in the calculation of EBITDA for financial covenant purposes under the Credit Agreement up to an aggregate of $10.0 million during any four consecutive quarters through December 31, 2001 and modified or waived certain financial covenants.

     Bowling Worldwide was in compliance with the amended covenants under the Credit Agreement as of June 30, 2000. In this connection, since November 1999, AMF Bowling made cumulative contributions of $8.0 million, including $2.0 million in August 2000, as equity to Bowling Worldwide to meet EBITDA requirements under its financial covenant tests for the prior four quarters including the quarter ended June 30, 2000. The Credit Agreement permitted AMF Bowling to make additional equity contributions through 2001 as specified above.


     Bowling Worldwide and the lenders under the Credit Agreement have recently entered into the Amendment pursuant to which compliance with all financial covenants has been waived through December 31, 2000 and the revolving credit facility will be reduced to $255.0 million by year-end. In the Amendment, Bowling Worldwide has indicated that it will not make the September 15, 2000 interest payment due on its Senior Subordinated Notes and the lenders under the Credit Agreement have agreed to waive any default under the Credit Agreement resulting from such non-payment unless the Company's other creditors commence the exercise of remedies, including the acceleration of the Company's debt obligations. However, failure to make such payment within 30 days of its due date will result in a default under the Senior Subordinated Notes and could result in the acceleration of the obligations under such Senior Subordinated Notes and substantially all of the Company's other indebtedness. See "Note 1. Organization" in the Notes to Condensed Consolidated Financial Statements.

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



Note 7.  Business Segments

The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended June 30, 2000 and 1999, respectively, is presented below (in millions):

                                                                    Three Months Ended June 30, 2000
                                         -------------------------------------------------------------------------------------------

                                               Bowling Centers               Bowling Products
                                         ---------------------------   ----------------------------
                                                    Inter-     Sub-                Inter-     Sub-                 Elim-
                                           U.S.    national    total     U.S.     national    total   Corporate  inations     Total
                                           ----    --------   ------     ----     --------    -----   ---------  --------     -----
Revenue from unaffiliated customers       $ 98.2    $ 29.0   $ 127.2    $ 19.1     $ 14.4    $ 33.5       $ -        $ -    $ 160.7
Intersegment sales                             -         -         -       3.3        1.7       5.0         -       (5.0)         -
Operating income (loss)                     (9.6)      2.4      (7.2)     (3.0)      (0.2)     (3.2)     (5.7)       0.3      (15.8)
Identifiable assets                        787.8     301.0   1,088.8     601.7       70.6     672.3      10.8        4.1    1,776.0
Depreciation and amortization               22.2       5.5      27.7       5.8        0.2       6.0       0.6       (0.5)      33.8
Capital expenditures                        14.6       2.6      17.2       2.3        0.1       2.4       0.4          -       20.0
Research and development expense               -         -         -         -          -         -         -          -          -

                                                                    Three Months Ended June 30, 1999
                                         -------------------------------------------------------------------------------------------

                                               Bowling Centers               Bowling Products
                                         ---------------------------   ----------------------------
                                                    Inter-      Sub-                Inter-     Sub-                 Elim-
                                           U.S.    national    total     U.S.     national    total   Corporate  inations     Total
                                          -----    --------    -----     ----     --------    -----   ---------  --------     -----
Revenue from unaffiliated customers       $ 97.8    $ 31.5   $ 129.3    $ 14.8     $ 17.0    $ 31.8       $ -        $ -    $ 161.1
Intersegment sales                             -         -         -       6.3        0.8       7.1         -       (7.1)         -
Operating income (loss)                     (6.8)      2.8      (4.0)     (4.1)      (1.7)     (5.8)     (6.6)       0.3      (16.1)
Identifiable assets                        853.8     334.4   1,188.2     642.5       72.9     715.4      22.3        2.8    1,928.7
Depreciation and amortization               20.8       6.2      27.0       5.5        0.3       5.8       0.6       (0.4)      33.0
Capital expenditures                        13.7       1.5      15.2       1.4          -       1.4         -          -       16.6
Research and development expense               -         -         -         -          -         -         -          -          -

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Information concerning operations in these businesses for the six months ended June 30, 2000 and 1999 respectively, is presented below (in millions):

                                                                            Six Months Ended June 30, 2000
                                         -------------------------------------------------------------------------------------------

                                                Bowling Centers               Bowling Products
                                         ---------------------------   ----------------------------
                                                    Inter-     Sub-                Inter-      Sub-                Elim-
                                           U.S.    national   total      U.S.     national    total   Corporate   inations   Total
                                           ----    --------   -----      ----     --------    -----   ---------   --------   -----
Revenue from unaffiliated customers      $ 240.7    $ 60.6   $ 301.3    $ 34.6     $ 34.3    $ 68.9     $   -      $   -    $ 370.2
Intersegment sales                             -         -         -       6.0        2.0       8.0         -       (8.0)         -
Operating income (loss)                     17.7       5.7      23.4      (6.1)      (0.6)     (6.7)    (11.3)       0.7        6.1
Identifiable assets                        787.8     301.0   1,088.8     601.7       70.6     672.3      10.8        4.1    1,776.0
Depreciation and amortization               43.9      11.2      55.1      11.5        0.5      12.0       1.0       (0.9)      67.2
Capital expenditures                        21.9       5.3      27.2       4.7        0.1       4.8       0.7          -       32.7
Research and development expense               -         -         -       0.1          -       0.1         -          -        0.1

                                                                            Six Months Ended June 30, 1999
                                         -------------------------------------------------------------------------------------------

                                                Bowling Centers               Bowling Products
                                         ---------------------------   ----------------------------
                                                    Inter-     Sub-                Inter-      Sub-                Elim-
                                           U.S.    national   total      U.S.     national    total   Corporate   inations   Total
                                           ----    --------   -----      ----     --------    -----   ---------   --------   -----
Revenue from unaffiliated customers      $ 238.7    $ 63.2   $ 301.9    $ 28.2     $ 33.6    $ 61.8    $    -      $   -    $ 363.7
Intersegment sales                             -         -         -       7.4        1.7       9.1         -       (9.1)         -
Operating income (loss)                     22.9       6.5      29.4      (7.3)      (5.0)    (12.3)    (12.3)       0.7        5.5
Identifiable assets                        853.8     334.4   1,188.2     642.5       72.9     715.4      22.3        2.8    1,928.7
Depreciation and amortization               42.4      11.7      54.1      11.0        0.7      11.7       1.4       (0.8)      66.4
Capital expenditures                        15.7       2.6      18.3       2.8        0.2       3.0         -          -       21.3
Research and development expense               -         -         -       0.1          -       0.1         -          -        0.1


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

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet for the Guarantor Companies, the Non-Guarantor Companies and the Company as of June 30, 2000, and condensed consolidating statements of income and cash flows for the Guarantor Companies, the Non-Guarantor Companies and the Company for the six months ended June 30, 2000 and (ii) elimination entries necessary to combine the entities comprising the Company.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 2000
                                   (unaudited)
                                 (in thousands)

                                                                     Non-
                                                     Guarantor     Guarantor
                                                     Companies     Companies    Eliminations  Consolidated
                                                  -------------- ------------- ------------- --------------
  Assets
  ------
Current assets:
  Cash and cash equivalents                        $      7,910   $      8,204  $          -  $      16,114
  Accounts and notes receivable, net
     of allowance for doubtful accounts                  62,101            335             -         62,436
  Accounts receivable - intercompany                     14,768         16,871       (31,639)             -
  Inventories                                            70,098          1,033             -         71,131
  Other current assets                                    9,365          7,321             -         16,686
                                                  -------------- ------------- ------------- --------------
   Total current assets                                 164,242         33,764       (31,639)       166,367
Notes receivable - intercompany                          48,997          5,663       (54,660)             -
Property and equipment, net                             723,063         52,106         1,365        776,534
Investment in subsidiaries                               15,640        576,292      (591,932)             -
Goodwill and other assets                               807,638         25,506             -        833,144
                                                  -------------- ------------- ------------- --------------
  Total assets                                     $   1,759,580  $    693,331  $   (676,866) $   1,776,045
                                                  ============== ============= ============= ==============

  Liabilities and Stockholders' Equity
  ------------------------------------
Current liabilities:
  Accounts payable                                 $      34,993  $      2,218  $         35  $      37,246
  Accounts payable - intercompany                         16,871        14,768       (31,639)             -
  Accrued expenses                                        53,612         9,648             -         63,260
  Income taxes payable                                    (3,526)        4,748             -          1,222
   Current portion of long-term debt                      44,000             -             -         44,000
                                                  -------------- ------------- ------------- --------------
   Total current liabilities                             145,950        31,382       (31,604)       145,728
Long-term debt, less current portion                   1,011,086       195,656             -      1,206,742
Notes payable - intercompany                               5,663        48,997       (54,660)             -
Other long-term liabilities                                4,035         1,286             -          5,321
                                                  -------------- ------------- ------------- --------------
  Total liabilities                                    1,166,734       277,321       (86,264)     1,357,791
                                                  -------------- ------------- ------------- --------------
Commitments and contingencies
Stockholders' equity:
  Common stock                                                 -           836             -            836
  Paid-in capital                                      1,052,782       902,907    (1,050,199)       905,490
  Retained deficit                                      (434,854)     (462,651)      434,515       (462,990)
  Accumulated other comprehensive loss                   (25,082)      (25,082)       25,082        (25,082)
                                                  -------------- ------------- ------------- --------------
  Total stockholders' equity                             592,846       416,010      (590,602)       418,254
                                                  -------------- ------------- ------------- --------------

  Total liabilities and stockholders' equity       $   1,759,580  $    693,331  $   (676,866) $   1,776,045
                                                  ============== ============= ============= ==============

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2000
                                   (unaudited)
                                 (in thousands)

                                                                     Non-
                                                     Guarantor     Guarantor
                                                     Companies     Companies    Eliminations  Consolidated
                                                  -------------- ------------- ------------- --------------
Operating revenue                                  $     340,852  $     30,402  $     (1,095) $     370,159
                                                  -------------- ------------- ------------- --------------
Operating expenses:
  Cost of goods sold                                      77,982         3,358          (733)        80,607
  Bowling center operating expenses                      172,310        16,074          (360)       188,024
  Selling, general, and administrative expenses           22,594         5,670             -         28,264
  Depreciation and amortization                           62,275         4,927           (61)        67,141
                                                  -------------- ------------- ------------- --------------
   Total operating expenses                              335,161        30,029        (1,154)       364,036
                                                  -------------- ------------- ------------- --------------

 Operating income                                          5,691           373            59          6,123
                                                  -------------- ------------- ------------- --------------

Nonoperating expenses (income):
  Interest expense                                        57,258         6,877             -         64,135
  Other expenses, net                                      1,576            91             -          1,667
  Interest income                                           (578)          (12)            -           (590)
  Equity in loss (income) of subsidiaries                 (2,538)       54,543       (52,005)             -
                                                  -------------- ------------- ------------- --------------
Total nonoperating expenses                               55,718        61,499       (52,005)        65,212
                                                  -------------- ------------- ------------- --------------

Loss before income taxes                                 (50,027)      (61,126)       52,064        (59,089)
Provision for income taxes                                 1,361           737             -          2,098
                                                  -------------- ------------- ------------- --------------

Net loss before equity in loss of
   joint ventures                                        (51,388)      (61,863)       52,064        (61,187)
Equity in loss of joint ventures                            (617)            -             -           (617)
                                                  -------------- ------------- ------------- --------------
Net loss                                           $     (52,005) $    (61,863) $     52,064  $     (61,804)
                                                  ============== ============= ============= ==============

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2000
                                   (unaudited)
                                 (in thousands)

                                                                                     Non-
                                                                     Guarantor     Guarantor
                                                                     Companies     Companies     Eliminations   Consolidated
                                                                   ------------- ------------- --------------- --------------
Cash flows from operating activities:
  Net loss                                                          $   (52,005)  $   (61,863)  $      52,064   $    (61,804)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                         62,275         4,927             (61)        67,141
   Equity in loss of joint ventures                                         617             -               -            617
   Amortization of bond discount                                         14,612         6,023               -         20,635
   Equity in (loss) income of subsidiaries                               (2,538)       54,543         (52,005)             -
   (Gain) Loss on the sale of property and equipment, net                 1,910        (1,715)              -            195
   Changes in assets and liabilities:
    Accounts and notes receivable                                        (1,570)           27               -         (1,543)
    Receivables and payables - affiliates                                 3,590        (3,590)              -              -
    Inventories                                                         (18,655)            4               -        (18,651)
    Other assets                                                         13,751        (1,870)              -         11,881
    Accounts payable and accrued expenses                               (10,092)        2,969               -         (7,123)
    Income taxes payable                                                 (1,623)         (197)              -         (1,820)
    Other long-term liabilities                                          (2,230)            -               -         (2,230)
                                                                   ------------- ------------- --------------- --------------
   Net cash provided by (used in) operating activities                    8,042          (742)             (2)         7,298
                                                                   ------------- ------------- --------------- --------------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired                  (1,792)            -               -         (1,792)
  Investment in subsidiary                                                    -        (5,000)          5,000              -
  Purchases of property and equipment                                   (29,647)       (3,054)              2        (32,699)
  Proceeds from sale of property and equipment                              677         2,657               -          3,334
                                                                   ------------- ------------- --------------- --------------
   Net cash used in investing activities                                (30,762)       (5,397)          5,002        (31,157)
                                                                   ------------- ------------- --------------- --------------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs          29,100             -               -         29,100
  Payments on long-term debt                                            (22,125)            -               -        (22,125)
  Rights offering costs                                                       -          (120)              -           (120)
  Capital contribution from Parent                                        5,000             -          (5,000)             -
  Payments of noncompete obligations                                       (193)            -               -           (193)
                                                                   ------------- ------------- --------------- --------------
   Net cash provided by (used in) financing activities                   11,782          (120)         (5,000)         6,662
                                                                   ------------- ------------- --------------- --------------
   Effect of exchange rates on cash                                         216        (2,648)              -         (2,432)
                                                                   ------------- ------------- --------------- --------------
   Net decrease in cash                                                 (10,722)       (8,907)              -        (19,629)
   Cash and cash equivalents at beginning of period                      18,632        17,111               -         35,743
                                                                   ------------- ------------- --------------- --------------
   Cash and cash equivalents at end of period                       $     7,910   $     8,204   $           -   $     16,114
                                                                   ============= ============= =============== ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company"), including but not limited to any statements contained in this report concerning: (i) the results of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (ii) the ability of the Company's management to execute its strategies, (iii) the timing or amount of any changes in the interest expense and/or principal repayment obligations of the Company's indebtedness, (iv) the results of the Company's plans to refinance or restructure its long-term indebtedness, (v) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations,
(vi) the results of operations and initiatives engaged in with respect to the Company's bowling products business, (vii) the results of the Company's employee incentive and retention efforts, (viii) the outcome of existing or potential litigation, (ix) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (x) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," estimates," "should," "may" or similar expressions and (xi) other statements contained or incorporated in this report regarding matters that are not historical facts.

     These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by AMF Bowling that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the Company's ability, and the ability of its management team, to carry out the Company's business strategies, (ii) the Company's ability to refinance or restructure its long-term indebtedness at commercially reasonable terms or at all, (iii) the Company's ability to integrate acquired operations into its business, (iv) the Company's ability to sell to existing bowling markets and identify and participate in sales to new bowling markets, (v) the continuation of adverse financial results and substantial competition in the Company's bowling products business, (vi) the Company's ability to retain and attract experienced bowling center management,
(vii) the Company's ability to successfully implementinitiatives designed to improve and retain customer traffic in its bowling centers, (viii) the Company's ability to attract and retain league bowlers in its bowling centers and customers in its Bowling Products business, (ix) the risk of adverse political acts or developments in the Company's existing and proposed international markets, (x) fluctuations in foreign currency exchange rates affecting the Company's translation of operating results, (xi) continued or increased competition, (xii) the popularity of bowling, (xiii) the decline in general economic conditions, (xiv) adverse judgments in pending or future litigation,
(xv) the Company's ability to amend and effectively implement the joint distribution and related arrangements with Zhonglu and (xvi) changes in interest and exchange rates.

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

General

     The Company principally operates in two business segments in the United States and international markets: (i) the ownership and operation of 407 U.S. bowling centers and 119 international bowling centers ("Bowling Centers"), including 15 joint venture centers operated with third parties, as of June 30, 2000, and (ii) the manufacture and sale of bowling equipment and bowling products ("Bowling Products").

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first six months of 2000 versus 1999 reflect the closing of 17 centers since June 30, 1999.

Acquisitions and Dispositions

         From January 1, 2000 through June 30, 2000, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, acquired two bowling centers, closed twelve centers in the United States and one center in Japan, and sold one center in the United Kingdom and one center in Canada.

                                AMF BOWLING, INC.
                             Selected Financial Data
                                   (unaudited)
                            (in millions of dollars)

                                                                       Three Months                  Six Months
                                                                       Ended June 30,               Ended June 30,
                                                              --------------------------   ---------------------------
                                                                   2000           1999          2000            1999
                                                                   ----           ----          ----            ----
Bowling Centers (before intersegment eliminations)
---------------
Operating revenue                                                 $ 127.2       $ 129.3        $ 301.3        $ 301.9
                                                              ------------  ------------   ------------    -----------
Cost of goods sold                                                   13.5          13.7           30.8           30.6
Bowling center operating expenses                                    91.5          90.9          188.5          184.4
Selling, general, and administrative expenses                         1.7           1.7            3.5            3.4
Depreciation and amortization                                        27.7          27.0           55.1           54.1
                                                              ------------  ------------   ------------    -----------
Operating (loss) income                                           $  (7.2)      $  (4.0)       $  23.4        $  29.4
                                                              ============  ============   ============    ===========

Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                                 $  38.5       $  38.9        $  76.9        $  70.9
Cost of goods sold                                                   28.1          30.9           57.1           55.3
                                                              ------------  ------------   ------------    -----------
Gross profit                                                         10.4           8.0           19.8           15.6
Selling, general, and administrative expenses                         7.6           8.0           14.5           16.2
Depreciation and amortization                                         6.0           5.8           12.0           11.7
                                                              ------------  ------------   ------------    -----------
Operating loss                                                    $  (3.2)      $  (5.8)       $  (6.7)       $ (12.3)
                                                              ============  ============   ============    ===========

Consolidated
------------
Operating revenue                                                 $ 160.7       $ 161.1        $ 370.2        $ 363.7
                                                              ------------  ------------   ------------    -----------
Cost of goods sold                                                   37.2          37.8           80.6           77.4
Bowling center operating expenses                                    91.1          90.7          188.0          183.9
Selling, general, and administrative expenses                        14.4          15.7           28.3           30.5
Depreciation and amortization                                        33.8          33.0           67.2           66.4
                                                              ------------  ------------   ------------    -----------
Operating (loss) income                                             (15.8)        (16.1)           6.1            5.5
Interest expense, gross                                              32.1          33.4           64.1           64.4
Other expense, net                                                    1.8           2.7            1.1            5.0
                                                              ------------  ------------   ------------    -----------
Loss before income taxes                                            (49.7)        (52.2)         (59.1)         (63.9)
Provision for income taxes                                            1.0           1.7            2.1            3.2
                                                              ------------  ------------   ------------    -----------
Net loss before equity in loss of  joint ventures                   (50.7)        (53.9)         (61.2)         (67.1)
Equity in loss of joint ventures                                     (0.5)         (0.2)          (0.6)          (5.7)
                                                              ------------  ------------   ------------    -----------
Net loss                                                          $ (51.2)      $ (54.1)       $ (61.8)       $ (72.8)
                                                              ============  ============   ============    ===========

Selected Data:
-------------
   EBITDA
     Bowling Centers                                              $  20.5        $ 23.0         $ 78.5         $ 83.5
     Bowling Products                                             $   2.8         $ 0.0          $ 5.3         $ (0.6)

   EBITDA margin
     Bowling Centers                                                16.1%         17.8%          26.1%          27.7%
     Bowling Products                                                7.3%          0.0%           6.9%          -0.8%

Bowling Centers

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 509 centers that had been in operation one full fiscal year as of December 31, 1999. Bowling Centers derives its revenue and cash flows from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the six months ended June 30, 2000, bowling, food and beverage and other revenue represented 58.2%, 27.5% and 14.3% of total Bowling Centers revenue, respectively. For the six months ended June 30, 1999, bowling, food and beverage and other revenue represented 58.8%, 27.2% and 14.0% of total Bowling Centers revenue, respectively.

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

     Bowling Centers operating revenue decreased $2.1 million, or 1.6%. An increase of $1.7 million, or 1.7%, was attributable to U.S. constant centers, primarily as a result of increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue decreased $2.2 million, or 7.2%, primarily due to unfavorable currency translation of results. On a constant currency basis, international operating revenue would have decreased $0.6 million, or 1.9%. An increase of $0.1 million is attributable to two new U.S. centers. A decrease of $1.7 million in total operating revenue was attributable to fifteen centers that were closed and two centers that were sold since June 30, 1999.

     Cost of goods sold decreased $0.2 million, or 1.5%, primarily as a result of closing centers. Constant centers cost of goods sold was flat compared with 1999.

     Operating expenses increased $0.6 million, or 0.7%. An increase of $0.5 million was attributable to constant centers, an increase of $0.1 million was attributable to new centers and an increase of $1.0 million was attributable to higher regional, district and support staff operations expenses. A decrease of $1.0 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 71.9% for the second quarter of 2000 compared with 70.3% for the second quarter of 1999. The increase of 1.6% is due primarily to higher expenses resulting from new field level positions and national advertising programs. Due to significantly lower league play in the second and third quarters, Bowling Center operating expenses as a percentage of operating revenue are higher in these quarters than in the first and fourth quarters.

     Selling, general and administrative expenses were flat compared with the same period in 1999.

     EBITDA decreased $2.5 million, or 10.9%. EBITDA margin for the second quarter of 2000 was 16.1% compared with 17.8% for the second quarter of 1999. The lower EBITDA margin in 2000 was attributable to the higher operating expenses as discussed above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Bowling Centers operating revenue decreased $0.6 million, or 0.2%. An increase of $4.3 million, or 1.8%, was attributable to U.S. constant centers, primarily as a result of increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue decreased $1.4 million, or 2.3%, primarily due to unfavorable currency translation of results. On a constant currency basis, international operating revenue would have increased $0.6 million, or 1.0%. An increase of $0.1 million was attributable to two new U.S. centers. A decrease of $3.6 million in total operating revenue was attributable to fifteen centers that were closed and two centers that were sold since June 30, 1999.

     Cost of goods sold increased $0.2 million, or 0.7%. Constant centers cost of goods sold increased $0.5 million, or 1.7%, primarily as a result of increased food and beverage sales primarily in the U.S. centers. A decrease of $0.3 million was attributable to closed centers.

     Operating expenses increased $4.1 million, or 2.2%. An increase of $4.5 million was attributable to constant centers, an increase of $0.1 million was attributable to new centers and an increase of $2.1 million was attributable to higher regional, district and support staff operations expenses. A decrease of $2.6 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 62.6% for the first six months of 2000 compared with 61.1% for the first six months of 1999. The increase of 1.5% is due primarily to higher expenses resulting from new field level positions and national advertising programs.

     Selling, general and administrative expenses were flat compared with 1999.

     EBITDA decreased $5.0 million, or 6.0%. EBITDA margin for the first six months of 2000 was 26.1% compared with 27.7% for the first six months of 1999. The lower EBITDA margin in 2000 was attributable to the higher operating expenses as discussed above and the change in the revenue mix, including higher food and beverage sales.

Bowling Products

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

     Bowling Products operating revenue decreased $0.4 million, or 1.0%. Revenue from sales of New Center Packages ("NCPs", which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) increased $3.5 million, or 40.2%, primarily as a result of improved sales to Europe and Japan. Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue decreased $3.9 million, or 12.9%, primarily as a result of decreased sales to North America and Asia.

     Gross profit increased $2.4 million, or 30.0%, primarily as a result of increased sales volume, more favorable product mix and aggressive product cost reduction efforts in the second quarter of 2000 compared with the second quarter of 1999.

     Selling, general and administrative expenses decreased $0.4 million, or 5.0%, reflecting the cost reduction program for the Bowling Products organization implemented in this area through the second half of 1999.

     EBITDA was $2.8 million in the second quarter of 2000 compared with zero in the second quarter of 1999. The EBITDA margin was 7.3% in the second quarter of 2000 compared with zero in the second quarter of 1999 primarily as a result of the increase in sales and gross profit and selling, general and administrative savings achieved through cost reductions.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Bowling Products operating revenue increased $6.0 million, or 8.5%. Revenue from sales of NCPs increased $6.2 million, or 35.0%, primarily as a result of improved sales to Europe and Japan. Modernization and Consumer Products revenue decreased $0.2 million, or 0.4%, primarily as a result of improved sales to North America and Asia partially offset by improved sales to Europe in the first quarter of 2000.

     Gross profit increased $4.2 million, or 26.9%, primarily as a result of increased sales volume, more favorable product mix and aggressive product cost reduction efforts in the first six months of 2000 compared with the first six months of 1999.

     Selling, general and administrative expenses decreased $1.7 million, or 10.5%, reflecting the cost reduction program for the Bowling Products organization implemented in this area through the second half of 1999.

      EBITDA was $5.3 million in the first six months of 2000 compared with a loss of $0.6 million in the first six months of 1999. The EBITDA margin was 6.9% in the first six months of 2000 compared with (0.8)% in the first six months of 1999 primarily as a result of the increase in sales and gross profit and selling, general and administrative savings achieved through cost reductions.


Consolidated

Depreciation and Amortization

     Depreciation and amortization increased $0.8 million, or 2.4%, in the second quarter of 2000, and $0.8 million, or 1.2%, in the six months ended June 30, 2000 compared to the same periods in 1999. These increases were primarily attributable to incremental depreciation expense incurred as a result of capital expenditures.

Interest Expense

     Gross interest expense decreased $1.3 million, or 3.9%, in the second quarter of 2000, and $0.3 million, or 0.5%, in the six months ended June 30, 2000 compared with the same periods in 1999. Interest incurred on bank debt increased as the impact of higher average borrowing rates offset the effect of a decrease in average amounts outstanding. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt. Non-cash bond interest amortization totaled $10.5 million and $20.6 million for the quarter and six months ended June 30, 2000, respectively, compared to $11.9 million and $23.3 million for the quarter and six months ended June 30, 1999, respectively.

Income Taxes

     As of June 30, 2000, the Company had net operating losses of approximately $263.6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 1999, for $113.0 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the six months ended June 30, 2000 reflects certain international taxes.

Net Loss

     Net losses in the second quarter and six months ended June 30, 2000 totaled $51.2 million and $61.8 million, respectively, compared with a net loss of $54.1 million and $72.8 million in the second quarter and six months ended June 30, 1999, respectively. In addition to the impact of EBITDA, depreciation, interest and taxes discussed above, the Company recorded $0.5 million and $0.6 million in equity in loss of joint ventures in the second quarter and first six months of 2000, respectively, compared with equity in loss of joint ventures of $0.2 million and $5.7 million in the second quarter and first six months of 1999, respectively. Additionally, the Company recorded other expense of $1.8 million and $1.1 million in the second quarter and first six months of 2000 compared with other expense of $2.7 million and $5.0 million in the second quarter and first six months of 1999, respectively.

Liquidity

     The Company's primary source of liquidity is cash provided by operations and funds available under credit facilities, as described below. Working capital on June 30, 2000 was $20.6 million compared with $22.5 million on December 31, 1999, a decrease of $1.9 million. The decrease in working capital was primarily attributable to a decrease of $19.6 million in cash, a decrease of $0.7 million in accounts receivable, and an increase of $9.8 million in current portion of long-term debt. These factors contributing to the decrease in working capital were offset by an increase of $17.6 million in inventory primarily attributable to a timing difference between planned production and related shipments, an increase of $1.8 million in other current assets, a decrease of $6.6 million in accounts payable and accrued expenses and a decrease of $2.2 million in income taxes payable.

     Net cash provided by operating activities was $7.3 million for the six months ended June 30, 2000 compared with net cash provided of $8.8 million for the six months ended June 30, 1999, a decrease of $1.5 million. An increase of $11.0 million was attributable to a net loss of $61.8 million recorded in the first six months of 2000 compared with a net loss of $72.8 million in the same period in 1999. An increase of $1.9 million was attributable to decreased levels of accounts receivable and an increase of $21.7 million was attributable to lower levels of other assets. These factors contributing to the increase in net cash were offset by a decrease of $5.1 million due to the lower equity in loss of joint ventures recorded by the Company in the first six months of 2000 compared with the same period in 1999, a decrease of $5.5 million attributable to lower levels of accounts payable and accrued expenses, a decrease of $16.9 million attributable to higher inventory balances, a net decrease of $2.7 million due to lower levels of bond amortization and a net decrease of $5.9 million attributable to changes in other operating activities.

     Net cash used in investing activities was $31.2 million for the six months ended June 30, 2000 compared with net cash used of $22.5 million for the six months ended June 30, 1999, an increase of $8.7 million. An increase of $11.4 million was attributable to an increase in purchases of property and equipment in 2000. An increase of $0.4 million is attributable to an increase in Bowling Center acquisition spending in the first six months of 2000 compared with the same period in 1999. In the first six months of 2000, two centers were purchased compared with one center in the same period in 1999. These factors contributing to the increase in net cash flows were offset by an increase of $3.1 million in proceeds from the sale of property and equipment. See "--Capital Expenditures" for additional discussion of purchases of property and equipment.

     Net cash provided by financing activities was $6.7 million for the six months ended June 30, 2000 compared with net cash used of $2.7 million for the six months ended June 30, 1999, a difference of $9.4 million. Proceeds from long term debt increased $9.1 million. Payments on long-term debt decreased $0.1 million. In accordance with the terms of the Credit Agreement, scheduled principal payments in the first six months of 2000 were $1.9 million higher than payments made in the same period in 1999. Additionally, in the first six months of 2000, $5.0 million was paid against amounts outstanding under the Bank Facility compared with $7.0 million for the same period in 1999. Net cash flow of $0.2 million was also provided by other financing activities. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources".

     As a result of the aforementioned, cash decreased by $19.6 million for the six months ended June 30, 2000 compared with a decrease of $17.8 million for the six months ended June 30, 1999.

     AMF Bowling is a holding company with limited financial resources. Based on current projections, it is likely that AMF Bowling will deplete its cash balance by the end of 2000. If this occurs, it would be necessary for Bowling Worldwide to receive an amendment to its Credit Agreement to permit advances to AMF Bowling. Any such amendment would be subject to the approval of the lenders under the Credit Agreement.

Capital Resources

     The Company's total indebtedness is primarily a result of the financing of the acquisition of the Company in 1996 by an investor group led by affiliates of Goldman, Sachs & Co. (the "Acquisition") and the Company's bowling center acquisition program. At June 30, 2000, the Company's debt consisted of $567.4 million of borrowings under the Credit Agreement and a mortgage (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's senior subordinated notes (the "Senior Subordinated Notes"), $254.7 million of Bowling Worldwide's senior subordinated discount notes ("Subsidiary Senior Subordinated Discount Notes"), and $178.7 million of AMF Bowling's zero coupon convertible debentures due 2018. At June 30, 2000, the Company's Senior Debt consisted of $369.4 million outstanding under term loan facilities under the Credit Agreement (the "Term Facilities"), $196.0 million outstanding under a non-amortizing revolving credit facility under the Credit Agreement (the "Bank Facility") and $2.0 million represented by one mortgage note.

     Bowling Worldwide has the ability to borrow for general corporate purposes and, to a limited extent, for acquisitions pursuant to the Bank Facility, subject to certain conditions. At June 30, 2000, $196.0 million was outstanding and $159.0 million was available for borrowing under the Bank Facility subject to certain limitations applicable to borrowings regarding acquisitions and capital expenditures. Between June 30, 2000 and July 31, 2000, there were borrowings of $15.0 million and no payments under the Bank Facility.

     The lenders under the Credit Agreement amended the terms of the Credit Agreement, as of June 14, 1999, to provide Bowling Worldwide, among other things, with greater financial flexibility under the covenants contained in the Credit Agreement. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements. Bowling Worldwide was in compliance with the amended covenants as of June 30, 2000. In this connection, since November 1999, AMF Bowling made cumulative contributions of $8.0 million, including $2.0 million in August 2000, as equity to Bowling Worldwide to meet EBITDA requirements under its financial covenant tests for the prior four quarters including the quarter ended June 30, 2000. The Credit Agreement, as then amended, would permit AMF Bowling to make an additional equity contribution of up to $2.0 million dollars for the third quarter of 2000 and up to an aggregate of $10.0 million for any four consecutive quarters through the end of 2001.

     During the first six months of 2000, the Company funded its cash needs through cash flow from operations, cash balances and the Bank Facility. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the six months ended June 30, 2000, Bowling Worldwide incurred cash interest expense of $42.6 million, representing 58.2% of EBITDA for the period. For the six months ended June 30, 1999, Bowling Worldwide incurred cash interest expense of $41.1 million, representing 57.2% of EBITDA for the period.

     The indentures governing the Senior Subordinated Notes and the Subsidiary Senior Subordinated Discount Notes (together with the Senior Subordinated Notes, the "Subsidiary Notes") and certain provisions of the Credit Agreement contain financial and operating covenants and significant restrictions on the ability of Bowling Worldwide to pay dividends, incur indebtedness, make investments and take certain other corporate actions. As of June 30, 2000, Bowling Worldwide was in compliance with all of its covenants under these indentures and the Credit Agreement. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.


     On August 14, 2000, Bowling Worldwide and the lenders under the Credit Agreement entered into an amendment (the "Amendment"), pursuant to which (1) compliance with all financial covenants were waived through December 31, 2000,
(2) Bowling Worldwide indicated not to make the September 15, 2000 interest payment due on its Senior Subordinated Notes, (3) the lenders under the Credit Agreement agreed to waive any default under the Credit Agreement resulting from such non-payment unless the Company's other creditors commence the exercise of remedies, including the acceleration of the Company's debt obligations and (4) the revolving credit facility will be reduced to $255.0 million by year-end. However, failure to make such payment within 30 days of its due date will result in a default under the Senior Subordinated Notes and could result in the acceleration of the obligations under such Senior Subordinated Notes and substantially all of the Company's other indebtedness. See "Note 1. Organization" in the Notes to Condensed Consolidated Financial Statements. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet Bowling Worldwide's requirements for working capital, capital expenditures and scheduled payments on the principal of, and interest on, its senior debt for the remainder of 2000.

     The Company is considering options to restructure and reduce its long-term debt. In this regard, the Amendment also requires Bowling Worldwide to deliver to the lenders under the Credit Agreement on or before September 30, 2000 a plan to restructure the Company's debt and a timeline for the implementation of such plan, which plan and timeline must be in form and substance satisfactory to a majority of the lenders under the Credit Agreement on or before October 15, 2000.

     In calendar year 2001, principal payment obligations under the facilities of the Credit Agreement increase significantly and cash interest becomes payable on the Subsidiary Senior Subordinated Discount Notes. In the first quarter of calendar year 2002, the financial covenants under the Credit Agreement will be reset to their original, more stringent, levels. Based on current levels of performance, the Company anticipates that a refinancing or restructuring of its indebtedness will be required to meet the Company's financial requirements for calendar years 2001 and beyond. There can be no assurance, however, that Bowling Worldwide's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to meet its payment obligations under its indebtedness, or make necessary capital expenditures, or that any refinancing or restructuring of its indebtedness would be available on commercially reasonable terms or at all.

     The Company was notified on July 19, 2000 that it did not at that time meet the New York Stock Exchange's continued listing requirements because the stock had traded below $1 per share for over a 30 trading-day period. If this situation continues for six months, the Company may be delisted from the New York Stock Exchange and the liquidity of its shares and its ability to sell shares in the market may be negatively impacted.

Capital Expenditures

     For the six months ended June 30, 2000, Bowling Worldwide's capital expenditures were $32.7 million compared to $21.3 million for the six months ended June 30, 1999, an increase of $11.4 million. Bowling Centers maintenance and modernization expenditures increased $5.4 million. Bowling Products expenditures increased $0.5 million. Company-wide information systems expenditures increased $1.0 million. Investments in Xtreme(TM) bowling equipment at various AMF bowling centers increased by $5.1 million. Capital expenditures for new centers were $0.6 million higher in 1999 due to the construction of a Michael Jordan Golf Center.

     Bowling Worldwide has historically funded its capital expenditures and construction and acquisition of new centers with internally-generated cash, the Bank Facility and issuances of Common Stock by AMF Bowling. Bowling Worldwide's ability to make acquisitions and capital expenditures is subject to availability of funds under the Credit Agreement for such purposes. Bowling Worldwide now considers acquisitions of new bowling centers only on a very selective basis. See "Note 1. Organization" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources."

     On August 14, 2000, Bowling Worldwide and the lenders under the Credit Agreement entered into the Amendment, pursuant to which compliance with all financial covenants were waived through December 31, 2000 and the revolving credit facility will be reduced to $255.0 million by year-end. See "Note 1. Organization" in the Notes to Condensed Consolidated Financial Statements.


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

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the six months ended June 30, 2000, revenue and EBITDA of international bowling centers represented 16.4% and 23.2% of consolidated revenue and EBITDA, respectively. For the six months ended June 30, 1999, revenue and EBITDA of international bowling centers represented 17.4% and 25.3% of consolidated revenue and EBITDA, respectively.

     Economic difficulties in the Asia Pacific region, including the limited availability of financing for customers seeking to build new centers, have continued to keep demand for NCPs below peak levels achieved during 1997. In response to these market conditions, Bowling Products entered into three-year joint distribution agreements with Zhonglu on June 13, 1999. Under the terms of these agreements, Zhonglu is the exclusive distributor of AMF products in China, and Bowling Products is the exclusive distributor of Zhonglu's bowling products and parts outside of China. In 1999 and the first six months of 2000, Bowling Products has purchased component arts from Zhonglu as part of its long-term strategy to reduce manufacturing costs. However, sales of both AMF products in China and Zhonglu products outside China have been slower to develop than anticipated. Discussions are underway to amend the distribution agreements to better reflect current global market conditions for bowling equipment sales.

     NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 38.5% of total NCP unit sales for the six months ended June 30, 2000 compared to 43.0% for the year ended December 31, 1999.

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

Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation for the six months ended June 30, 2000 and 1999, respectively, or for the year ended December 31, 1999.

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

     The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage the risk. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the six months ended June 30, 2000, revenue and EBITDA of international bowling centers represented 16.4% and 23.2% of consolidated revenue and EBITDA, respectively. For the six months ended June 30, 1999, revenue and EBITDA of international bowling centers represented 17.4% and 25.3% of consolidated revenue and EBITDA, respectively.

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


                              Weighted             Weighted
                               Average   Variable  Average
                     Fixed    Interest     Rate    Interest
       Maturity    Rate Debt    Rate       Debt     Rate
       --------    ---------  --------   --------  --------
      2000          $      -          -   $  17.2   10.56 %
      2001                 -          -      83.0   10.81
      2002                 -          -     302.0   10.66
      2003                 -          -     116.4   11.33
      2004                 -          -      46.8   11.49
      Thereafter     1,139.7      9.13%         -   N/A
                   ----------            ---------
      Total         $1,139.7              $ 565.4
                   ==========            =========



     During December 1999 and March 2000, Bowling Worldwide entered into two interest rate cap agreements with Goldman Sachs Credit Partners, L.P. (the "Counterparty") to reduce the interest rate risk of its Bank Debt. The table below summarizes the interest rate cap agreements in effect at June 30, 2000:


                             Notional
                              Amount
       Expiration Date     (in millions)  Cap Rate (a)
     -----------------     -------------  ------------
     December 31, 2000          $ 100.0     7.6525 %
     April 1, 2001                200.0     7.7800


------------------------
(a) The cap rate is the 3-month U.S. Dollar-London Interbank Offer Rate ("USD-LIBOR") quoted by the Counterparty.

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

(a)  Exhibits

         27.1   Financial Data Schedule for the six months ended June 30, 2000.

(b)  Reports on Form 8-K:

         None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling, Inc.
(Registrant)


 /s/ Stephen E. Hare                                    August 14, 2000
----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)


 /s/ Michael P. Bardaro                                 August 14, 2000
---------------------------------
Michael P. Bardaro
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)