Form 10-Q
period 2000-09-30
AMF BOWLING INC
filed 2000-11-14
CIK 1044612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10 - Q

(Mark One)

  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       or

         TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

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

At November 1, 2000, 83,597,550 shares of common stock, par value of $.01 per share, of the Registrant were outstanding.

                                     PART I
Item 1. Financial Statements

                       AMF BOWLING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                    September 30,         December 31,
                                                                                         2000                 1999
                                                                                  ------------------- ---------------------
                                                                                     (unaudited)
    Assets
   Current assets:
    Cash and cash equivalents                                                            $    29,380           $    35,743
    Accounts and notes receivable, net of allowance for
    doubtful accounts of $7,499 and $9,531, respectively                                      69,193                63,175
    Inventories                                                                               70,134                53,499
    Other current assets                                                                      15,984                14,876
                                                                                  ------------------- ---------------------
    Total current assets                                                                     184,691               167,293
   Property and equipment, net                                                               764,205               806,425
   Other assets                                                                               76,916                88,092

   Goodwill, net                                                                             750,192               765,092
                                                                                  ------------------- ---------------------
    Total assets                                                                         $ 1,776,004           $ 1,826,902
                                                                                  =================== =====================

    Liabilities and Stockholders' Equity
   Current liabilities:
    Accounts payable                                                                     $    23,731           $    35,296
    Accrued expenses                                                                          77,998                71,784
    Income taxes payable                                                                       2,086                 3,450
    Current portion of long-term debt                                                         53,750                34,250
    Long-term debt classified as current                                                   1,257,434
                                                                                  ------------------- ---------------------
    Total current liabilities                                                              1,414,999               144,780
   Long-term debt, less current portion                                                            -             1,186,982
   Other long-term liabilities                                                                 4,959                 5,204
                                                                                  ------------------- ---------------------
    Total liabilities                                                                      1,419,958             1,336,966
                                                                                  ------------------- ---------------------
   Commitments and contingencies
   Stockholders' equity:
    Common  stock  (par value $.01 per  share,  200,000,000
    shares  authorized, 83,597,550 shares issued and outstanding
    at September 30, 2000 and December 31, 1999, respectively)                                   836                   836
    Paid-in capital                                                                          905,447               905,610
    Retained deficit                                                                        (520,054)             (401,186)
    Accumulated other comprehensive loss                                                     (30,183)              (15,324)
                                                                                  ------------------- ---------------------
    Total stockholders' equity                                                               356,046               489,936
                                                                                  ------------------- ---------------------

    Total liabilities and stockholders' equity                                           $ 1,776,004           $ 1,826,902
                                                                                  =================== =====================

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                      Three Months                        Nine Months
                                                                   Ended September 30,                Ended September 30,
                                                           --------------------------------- ----------------------------------
                                                                    2000             1999             2000              1999
                                                                    ----             ----             ----              ----
   Operating revenue                                             $ 162,128        $ 182,799        $ 532,287         $ 546,461
                                                           ---------------- ---------------- ----------------  ----------------
   Operating expenses:
    Cost of goods sold                                              37,794           66,191          118,401           143,599
    Bowling center operating expenses                               92,584           92,782          280,608           276,719
    Selling, general, and administrative expenses                   16,119           34,274           44,383            64,719
    Restructuring charges                                                -            7,500                -             7,500
    Refinancing charges                                              2,244                -            2,244                 -
    Depreciation and amortization                                   33,421           37,732          100,562           104,059
                                                           ---------------- ---------------- ----------------  ----------------
    Total operating expenses                                       182,162          238,479          546,198           596,596
                                                           ---------------- ---------------- ----------------  ----------------

    Operating loss                                                 (20,034)         (55,680)         (13,911)          (50,135)
                                                           ---------------- ---------------- ----------------  ----------------

   Nonoperating expenses (income):
    Interest expense                                                34,657           31,080           98,792            95,483
    Other, net                                                       2,336               99            4,003             6,541
    Interest income                                                 (1,005)            (535)          (1,595)           (1,988)
                                                           ---------------- ---------------- ----------------  ----------------
    Total nonoperating expenses                                     35,988           30,644          101,200           100,036
                                                           ---------------- ---------------- ----------------  ----------------

    Loss before income taxes                                       (56,022)         (86,324)        (115,111)         (150,171)
    Provision for income taxes                                         938           23,088            3,036            26,322
                                                           ---------------- ---------------- ----------------  ----------------

    Net loss before equity in loss of joint ventures
      and extraordinary item                                       (56,960)        (109,412)        (118,147)         (176,493)
    Equity in loss of joint ventures                                  (104)             (79)            (721)           (5,780)
                                                           ---------------- ---------------- ----------------  ----------------

    Net loss before extraordinary item                             (57,064)        (109,491)        (118,868)         (182,273)
    Extraordinary item                                                   -           64,460                -            64,460
                                                           ---------------- ---------------- ----------------  ----------------
    Net loss                                                     $ (57,064)       $ (45,031)       $(118,868)        $(117,813)
                                                           ================ ================ ================  ================

    Net loss per share - basic and diluted
         Net loss per share before extraordinary item            $   (0.68)       $   (1.43)       $   (1.42)        $   (2.79)
         Per share effect of extraordinary item                          -             0.84                -              0.99
                                                           --------------------------------------------------------------------
    Net loss per share - basic and diluted                       $   (0.68)       $   (0.59)       $   (1.42)        $   (1.80)
                                                           ================ ================ ================  ================

    Weighted average shares outstanding                             83,598           76,617           83,598            65,335
                                                           ================ ================ ================  ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                              Nine Months
                                                                                           Ended September 30,
                                                                                 ---------------------------------
                                                                                          2000             1999
                                                                                          ----             ----
  Cash flows from operating activities:
   Net loss                                                                            $(118,868)       $(117,813)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                       100,562          104,059
     Equity in loss of joint ventures                                                        721            5,780
     Extraordinary item                                                                        -          (64,460)
     Deferred income taxes                                                                     -           20,830
     Amortization of bond discount                                                        31,359           33,754
     Loss on the sale of property and equipment, net                                         205            2,833
     Changes in assets and liabilities:
     Accounts and notes receivable, net                                                   (9,807)          (1,771)
     Inventories                                                                         (18,699)          12,829
     Other assets                                                                         10,348           (5,945)
     Accounts payable and accrued expenses                                                (3,097)            (388)
     Income taxes payable                                                                   (738)               -
     Other long-term liabilities                                                          (3,862)            (437)
                                                                                 ---------------- ----------------
    Net cash used in operating activities                                                (11,876)         (10,729)
                                                                                 ---------------- ----------------

  Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired                                  (5,350)          (1,424)
   Purchases of property and equipment                                                   (49,497)         (34,971)
   Proceeds from the sale of property and equipment                                        3,345              744
                                                                                 ---------------- ----------------
    Net cash used in investing activities                                                (51,502)         (35,651)
                                                                                 ---------------- ----------------

  Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs                          85,000           53,000
   Payments on long-term debt                                                            (26,407)        (128,529)
   Repurchase of common shares                                                                 -             (180)
   Issuance of common shares                                                                   -          119,737
   Rights offering cost                                                                     (163)               -
   Payments of noncompete obligations                                                       (196)            (184)
                                                                                 ---------------- ----------------
    Net cash provided by financing activities                                             58,234           43,844
                                                                                 ---------------- ----------------
    Effect of exchange rates on cash                                                      (1,219)            (284)
                                                                                 ---------------- ----------------
    Net decrease in cash                                                                  (6,363)          (2,820)
    Cash and cash equivalents at beginning of period                                      35,743           33,002
                                                                                 ---------------- ----------------
    Cash and cash equivalents at end of period                                          $ 29,380         $ 30,182
                                                                                 ================ ================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Restructuring

Organization

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the December 31, 1999, 1998 and 1997 audited consolidated financial statements of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") presented in AMF Bowling's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the U.S. Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year.

     The Company is principally engaged in two business segments: (i) the ownership and operation of bowling centers, consisting of 408 U.S. bowling centers and 119 international bowling centers ("Bowling Centers"), including 15 joint venture centers, as of September 30, 2000, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. The Company also manufactures and sells the Playmaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company, which currently operates two golf practice ranges.

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

     Since the Acquisition and through September 30, 2000, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, purchased an aggregate of 267 bowling centers from various unrelated sellers, and it has constructed two bowling centers and one Michael Jordan Golf practice range as part of its capital expenditure program. The combined net purchase price for all acquisitions was approximately $504.3 million. The Company has funded its acquisitions and center construction from internally-generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement (as defined in "Note 5. Long-Term Debt"), and issuances of AMF Bowling common stock (the "Common Stock"). From January 1, 2000 through September 30, 2000, AMF Bowling Centers, Inc. acquired four bowling centers.

Restructuring

         On August 14, 2000, Bowling Worldwide announced that it had entered into an amendment (the "Amendment") to its Credit Agreement, that it would not make the interest payment due September 15, 2000 on its senior subordinated notes (the "Senior Subordinated Notes") and that it would begin exploring various alternatives to restructure and reduce its long-term debt. As part of the Amendment, the lenders agreed to waive any default under the Credit Agreement resulting from the failure to make the September 15, 2000 interest payment due on the Senior Subordinated Notes unless the Company's other creditors commenced the exercise of remedies, which could include the acceleration of the Company's debt obligations and an involuntary bankruptcy filing. The Amendment provided for the immediate permanent termination of $88.0 million of the otherwise available working capital commitments under the Credit Agreement, and for an additional permanent termination of $4.0 million of those commitments on each of October 31, 2000, November 30, 2000 and December 31, 2000. The Amendment required that Bowling Worldwide deliver to the lenders under the Credit Agreement by September 30, 2000 a preliminary plan containing the principal terms of a proposal to restructure the Company's debt, which plan was required to be satisfactory to a majority of the lenders by October 15, 2000. The Company submitted such a proposed restructuring plan during the period required by the Amendment and a majority of the lenders indicated that the plan was generally satisfactory in form and substance, subject to further approval of any definitive plan. Finally, the Amendment waived Bowling Worldwide's compliance with the financial covenants in the Credit Agreement through December 31, 2000.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         After giving effect to the commitment terminations required by the Amendment, Bowling Worldwide will have an aggregate available working capital commitment under the Credit Agreement of $255.0 million. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet Bowling Worldwide's normal operating expenses and requirements for capital expenditures during the remainder of 2000. In calendar year 2001, principal payment obligations under the facilities of the Credit Agreement increase significantly and cash interest becomes payable on the senior subordinated discount notes (the "Senior Subordinated Discount Notes"), and it is not expected that the Company will be able to make such principal and interest payments.

         On September 15, 2000, Bowling Worldwide did not make the required cash interest payment on the Senior Subordinated Notes, and on October 15, 2000, the 30 day period to cure the non-payment of interest under the related Indenture expired. Under the Indenture, beginning on October 15, 2000, the Trustee on its own or the holders of 25% or more of the outstanding principal amount of the Senior Subordinated Notes have the right, by written notice, to declare all amounts owed under the Indenture immediately due and payable. If the indebtedness represented by the Senior Subordinated Notes were to be so accelerated, such acceleration would result in a default under the Credit Agreement, Bowling Worldwide's Senior Subordinated Discount Notes, AMF Bowling's zero coupon convertible debentures (the "Convertible Debentures") and certain other Company indebtedness. In such event, the Company would not then be able to meet its accelerated payment obligations. Neither the Company nor Bowling Worldwide has received notice that any of its indebtedness has been accelerated.

         The Company has retained financial and legal advisors to evaluate and assist it with its restructuring and refinancing alternatives. The alternatives include a consensual, negotiated restructuring and/or reduction of the different classes of the Company's indebtedness to be set forth in a reorganization plan to be filed under Chapter 11 and other possible methods for reducing the Company's long term debt and improving its capital structure. Any alternative selected is likely to have a material adverse effect on the ability of AMF Bowling's shareholders to recover their investment in AMF Bowling's Common Stock and on the ability of the holders of the Senior Subordinated Notes, Senior Subordinated Discount Notes, the Convertible Debentures and other Company indebtedness to receive interest and principal payments due them.

     The Company and its advisors have provided certain information to and commenced discussions with the lenders under the Credit Agreement and advisors to the holders of the Senior Subordinated Notes and Senior Subordinated Discount Notes. The lenders and those subordinated debt holders have retained their own separate legal and financial advisors. It appears that discussions with those groups may continue beyond year end, in which case a further waiver of the financial covenants under the Credit Agreement will be required. While it is diligently pursuing a financial restructuring, the Company is unable to predict when or if it would be able to arrive at a restructuring plan acceptable to its lenders and other holders of its indebtedness, whether it will be able to satisfactorily implement such a plan or whether the Company's lenders and holders of its other classes of indebtedness will not at any point pursue any or all remedies available to them, including acceleration of the Company's indebtedness and, in the case of the lenders under the Credit Agreement, realization on collateral for the indebtedness.

     While the financial covenants in the Credit Agreement have been waived through December 31, 2000, it appears likely that, unless extended, the waiver will expire prior to the implementation of a restructuring plan. If a further waiver is not obtained, Bowling Worldwide will not be able to meet the reinstated financial covenants or any more stringent covenants that might be reset at later dates. Bowling Worldwide is also obligated to make a scheduled principal payment of approximately $12.8 million under the Credit Agreement by December 31, 2000, which it is unlikely to make, in which case a further amendment to the Credit Agreement may be required. In current circumstances, the Company does not expect that it will be able to access new financing, either to fund its operations or to pay required interest and principal payments prior to a debt restructuring.

         In connection with its financial restructuring efforts, the Company is also exploring ways to improve its operations. The focus of these operational restructuring efforts is to primarily reduce the level of general and administrative expenses which support the U.S. bowling centers. In addition, the Company is exploring cost cutting opportunities in its bowling products business, with a similar focus on reduction of general and administrative expenses. Potential savings from such cost cutting measures would in part fund a major new initiative to establish a training school for center managers and key staff, as well as to fund enhanced incentive compensation and benefits programs for center personnel to be implemented for 2001.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Company's Board of Directors has approved the implementation of new bonus, severance and retention programs in order to retain key personnel and maintain morale during the restructuring. The plans extend to senior management and bonus-eligible and stock option-eligible personnel, including each center manager around the world. The bonus programs are conditioned upon continued employment to a specified date. The Company estimates the aggregate cost of these bonus programs will approximate $5.4 million.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company's quarterly consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. If the Company's long term debt is accelerated or the Company is unable to complete a refinancing or restructuring, the Company might not be able to continue as a going concern. The Company has been advised by its independent public accountants that if a refinancing or restructuring of its indebtedness has not been completed prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified to reflect this contingency.


Note 2.  Significant Accounting Policies

Basis of Presentation

     The condensed consolidated results of operations of the Company have been presented for the three months and nine months ended September 30, 2000 and 1999, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers, and in accordance with the purchase method of accounting used in all the Company's acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense related to goodwill was $5,253 and $15,661 for the three months and nine months ended September 30, 2000, and $5,130 and $15,404 for the three months and nine months ended September 30, 1999.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes

         As of September 30, 2000, the Company had net operating losses of approximately $263.6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 1999, for $113.0 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the nine months ended September 30, 2000 primarily reflects certain international taxes.

Comprehensive Loss

     Comprehensive loss was $62,165 and $133,727 for the three months and nine months ended September 30, 2000, and $42,811 and $114,932 for the three months and nine months ended September 30, 1999, respectively. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.

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


Note 3.   Inventories

     Inventories at September 30, 2000 and December 31, 1999, consisted of the following:

                                           September 30,     December 31,
                                               2000             1999
                                         ----------------- ----------------
                                           (unaudited)
Bowling Products, at FIFO:
Raw materials                                    $ 15,186         $ 14,285
Work in progress                                    1,496            1,562
Finished goods and spare parts                     44,766           28,789

Bowling Centers, at average cost:
Merchandise and spare parts                         8,686            8,863
                                         ----------------- ----------------
                                                 $ 70,134         $ 53,499
                                         ================= ================

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.   Property and Equipment

     Property and equipment at September 30, 2000 and December 31, 1999, consisted of the following:

                                                 September 30,   December 31,
                                                     2000            1999
                                                -------------------------------
                                                  (unaudited)
Land                                                  $ 132,592      $ 133,953
Buildings and improvements                              365,265        357,365
Equipment, furniture and fixtures                       605,247        588,342
Other                                                     7,485          5,537
                                                -------------------------------
                                                      1,110,589      1,085,197
Less: accumulated depreciation and amortization        (346,384)      (278,772)
                                                -------------------------------
                                                      $ 764,205      $ 806,425
                                                ===============================



     Depreciation and amortization expense related to property and equipment was $25,654 and $76,779 for the three months and nine months ended September 30, 2000 and $24,838 and $73,536 for the three months and nine months ended September 30, 1999, respectively.


Note 5. Long-Term Debt

     Long-term debt at September 30, 2000, and December 31, 1999, consisted of the following:

                                               September 30,    December 31,
                                                   2000             1999
                                              ---------------- ----------------
                                                (unaudited)
Bank debt                                         $   615,093      $   556,499
Subsidiary senior subordinated notes                  250,000          250,000
Subsidiary senior subordinated discount notes         262,349          240,111
Zero coupon convertible debentures                    181,749          172,630
Mortgage and equipment note                             1,993            1,992
                                              ---------------- ----------------
     Total debt                                     1,311,184        1,221,232
Current maturities (a)                                (53,750)         (34,250)
Long-term debt classified as current (b)           (1,257,434)               -
                                              ---------------- ----------------
     Total long-term debt                         $         -      $ 1,186,982
                                              ================ ================

--------------------
(a) Current maturities reflect scheduled principal payments due in the next 12 months on the Term Facilities.
(b) Amounts that would be due in the next 12 months if acceleration of the Company's debt obligations occurs as described below and in "Note 1. Organization and Restructuring".


     Bowling Worldwide's bank debt (the "Bank Debt") is governed by a credit agreement (the "Credit Agreement") to which Bowling Worldwide is party with Goldman Sachs, its affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders (collectively, the "Lenders") and provides for (i) senior secured term loan facilities aggregating $365.1 million (the "Term Facilities") and (ii) the Bank Facility of up to $267.0 million (together with the Term Facilities, the "Senior Facilities"). In connection with such financing, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank is acting as Administrative Agent. The initial borrowings under a predecessor of the Credit Agreement were used to partially fund the Acquisition. As of September 30, 2000, Bowling Worldwide had $12.5 million available for borrowing under the Bank Facility, with $250.0 million outstanding and $4.5 million of standby and documentary letters of credit.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On June 14, 1999, the lenders under the Credit Agreement approved Amendment No. 2 and Waiver to the Credit Agreement and entered into the Fourth Amended and Restated Credit Agreement. The provisions of the Fourth Amended and Restated Credit Agreement, among other things, permitted Bowling Worldwide to resume borrowing to fund acquisitions subject to certain criteria and maintenance of minimum availability under the Bank Facility of $65.0 million through 2000 and $40.0 million through 2001, and permitted AMF Bowling to make equity contributions to Bowling Worldwide to be included in the calculation of EBITDA for financial covenant purposes under the Credit Agreement up to an aggregate of $10.0 million during any four consecutive quarters through December 31, 2001 (of which $8.0 million of contributions have been made through September 30, 2000).

         In August, 2000, Bowling Worldwide and the lenders under the Credit Agreement entered into the Amendment to the Credit Agreement pursuant to which compliance with all financial covenants was waived through December 31, 2000 and the revolving credit facility will be reduced to $255.0 million by year-end. As part of the Amendment, Bowling Worldwide did not make the September 15, 2000 interest payment due on its Senior Subordinated Notes and the lenders under the Credit Agreement agreed to waive any default under the Credit Agreement resulting from such non-payment unless the Company's other creditors commence the exercise of remedies, which include the acceleration of the Company's debt obligations. Failure to make such payment within 30 days of its due date resulted in a default under the Senior Subordinated Notes. Such default could result in the acceleration of the obligations under such Senior Subordinated Notes and substantially all of the Company's other indebtedness. See "Note 1. Organization and Restructuring" in the Notes to Condensed Consolidated Financial Statements. Without the waiver included in the Amendment, Bowling Worldwide would not have met its financial covenants in the Credit Agreement at September 30, 2000.

Nonrecurring Restructuring Charges and Special Charges

     During the third quarter of 1999, the Company recorded nonrecurring restructuring charges of approximately $7.5 million that were related primarily to a plan to reorganize and downsize the Bowling Products business in response to market weakness in the Asia Pacific region and increased competition which negatively impacted sales and profitability of new center packages ("NCPs" which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center). The restructuring plan was developed in conjunction with a strategic business assessment performed by Bain & Co. and was designed to reduce the overall volatility of the Bowling Products business. Actions taken included closing one plant in the U.S., and one plant in Korea, three warehouses in China, one warehouse in Taiwan, four sales offices in China and one sales office in Belgium. Additionally, sales offices were downsized in four other countries. The restructuring charges related primarily to employee termination benefits, asset write-offs and contract cancellations.

     In addition, the strategic assessment by Bain & Co. led to programs designed to improve product line profitability and quality. This assessment was a catalyst to the Company recording certain charges. These charges, along with additional reserves (collectively, the "Special Charges") recorded by the Company totaled $27.5 million for the period ended September 30, 1999. The Special Charges are non-cash, relate primarily to receivables and inventory and are included within operating expenses.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the nature of the restructuring charges and Special Charges taken in the third quarter of 1999:

                                Bowling      Bowling      Bowling
                                Centers      Products    Corporate      Total
                             ------------ ------------ ------------ -----------
Restructuring charges                0.2          7.2          0.1          7.5
Special charges                      6.6         20.7          0.2         27.5
                             ------------ ------------ ------------ ------------

        Total charges              $ 6.8       $ 27.9        $ 0.3       $ 35.0
                             ============ ============ ============ ============


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

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF"), an indirect subsidiary of AMF Bowling, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to 38 NCPs purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     On November 6, 1998, the court awarded Hai Heng approximately $3.5 million. AMF appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court on February 11, 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF. AMF filed an appeal to the Supreme People's Court in Beijing (the "Supreme Court"). The Supreme Court orally issued a stay of the execution of the judgment. AMF has been advised that the Supreme Court has declined to review the case and the judgment is now final.

     On September 21, 2000, the United States Securities and Exchange Commission ("SEC") issued a subpoena to the Company seeking documents concerning the Company's financial statements and accounting practices and policies. The Company is in the process of producing documents to the SEC in response to the subpoena. The Company does not believe at this time that this inquiry by the SEC will have a material adverse effect on the Company or its financial statements.

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

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7.  Business Segments

The Company operates in two major lines of business: operating bowling centers and manufacturing bowling and related products. Information concerning operations in these businesses for the three months ended September 30, 2000 and 1999, respectively, is presented below (in millions):

                                                            Three Months Ended September 30, 2000
                                    --------------------------------------------------------------------------------------------

                                           Bowling Centers                Bowling Products
                                    -------------------------------- --------------------------
                                               Inter-      Sub-               Inter-     Sub-                  Elim-
                                      U.S.    national    total       U.S.   national   total     Corporate   inations    Total
                                      ----    --------    -----       ----   --------   -----     ---------   --------    -----
Revenue from unaffiliated customers $ 98.8    $ 27.8    $ 126.6     $18.5    $17.0     $ 35.5         $ -       $ -     $ 162.1
Intersegment sales                       -         -          -       5.4      1.1        6.5           -      (6.5)          -
Operating income (loss)              (10.1)      2.0       (8.1)     (2.6)    (1.2)      (3.8)       (8.5)      0.4       (20.0)
Identifiable assets                  784.3     294.2    1,078.5     604.8     70.4      675.2        17.8       4.5     1,776.0
Depreciation and amortization         22.0       5.3       27.3       5.8      0.3        6.1         0.4      (0.4)       33.4
Capital expenditures                  11.6       2.4       14.0       2.3      0.1        2.4         0.4         -        16.8
Research and development expense         -         -          -       0.1        -        0.1           -         -         0.1

                                                            Three Months Ended September 30, 1999
                                    --------------------------------------------------------------------------------------------

                                           Bowling Centers                Bowling Products
                                    -------------------------------- --------------------------
                                               Inter-      Sub-               Inter-     Sub-                  Elim-
                                      U.S.    national    total       U.S.   national   total     Corporate   inations    Total
                                      ----    --------    -----       ----   --------   -----     ---------   --------    -----
Revenue from unaffiliated customers $ 94.9    $ 31.0    $ 125.9     $28.4    $28.5     $ 56.9         $ -       $ -     $ 182.8
Intersegment sales                       -         -          -       2.4      1.4        3.8           -      (3.8)          -
Operating income (loss)              (18.3)     (2.3)     (20.6)    (27.3)    (1.4)     (28.7)       (6.6)      0.3       (55.6)
Identifiable assets                  831.2     326.1    1,157.3     608.1     76.5      684.6        29.8       3.1     1,874.8
Depreciation and amortization         21.1      10.7       31.8       5.5      0.4        5.9         0.4      (0.5)       37.6
Capital expenditures                  10.0       2.2       12.2       1.4      0.1        1.5           -         -        13.7
Research and development expense         -         -          -         -        -          -           -         -           -

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Information concerning operations in these businesses for the nine months ended September 30, 2000 and 1999 respectively, is presented below (in millions):

                                                            Nine Months Ended September 30, 2000
                                    --------------------------------------------------------------------------------------------

                                           Bowling Centers                Bowling Products
                                    -------------------------------- --------------------------
                                                Inter-      Sub-               Inter-     Sub-                  Elim-
                                       U.S.    national    total       U.S.   national   total     Corporate   inations    Total
                                       ----    --------    -----       ----   --------   -----     ---------   --------    -----
Revenue from unaffiliated customers $ 339.5    $ 88.4    $ 427.9     $53.1    $51.3    $ 104.4         $ -       $ -     $ 532.3
Intersegment sales                        -         -          -      11.4      3.1       14.5           -     (14.5)          -
Operating income (loss)                 7.6       7.7       15.3      (8.7)    (1.8)     (10.5)      (19.8)      1.1       (13.9)
Identifiable assets                   784.3     294.2    1,078.5     604.8     70.4      675.2        17.8       4.5     1,776.0
Depreciation and amortization          65.9      16.5       82.4      17.3      0.8       18.1         1.4      (1.3)      100.6
Capital expenditures                   33.5       7.7       41.2       7.0      0.2        7.2         1.1         -        49.5
Research and development expense          -         -          -       0.2        -        0.2           -         -         0.2
                                                            Nine Months Ended September 30, 1999
                                    --------------------------------------------------------------------------------------------

                                           Bowling Centers                Bowling Products
                                    -------------------------------- --------------------------
                                                Inter-      Sub-               Inter-     Sub-                  Elim-
                                       U.S.    national    total       U.S.   national   total     Corporate   inations    Total
                                       ----    --------    -----       ----   --------   -----     ---------   --------    -----
Revenue from unaffiliated customers $ 333.6    $ 94.2    $ 427.8     $56.6    $62.1    $ 118.7         $ -       $ -     $ 546.5
Intersegment sales                        -         -          -       9.8      3.1       12.9           -     (12.9)          -
Operating income (loss)                 4.6       4.2        8.8     (34.6)    (6.4)     (41.0)      (18.9)      1.0       (50.1)
Identifiable assets                   831.2     326.1    1,157.3     608.1     76.5      684.6        29.8       3.1     1,874.8
Depreciation and amortization          63.5      22.4       85.9      16.5      1.1       17.6         1.8      (1.3)      104.0
Capital expenditures                   25.7       4.8       30.5       4.2      0.3        4.5           -         -        35.0
Research and development expense          -         -          -       0.1        -        0.1           -         -         0.1



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

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet for the Guarantor Companies, the Non-Guarantor Companies and the Company as of September 30, 2000, and condensed consolidating statements of income and cash flows for the Guarantor Companies, the Non-Guarantor Companies and the Company for the nine months ended September 30, 2000 and (ii) elimination entries necessary to combine the entities comprising the Company.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            As of September 30, 2000
                                   (unaudited)
                                 (in thousands)

                                                                   Non-
                                                     Guarantor     Guarantor
                                                     Companies     Companies  Eliminations  Consolidated
                                                     ---------     ---------  ------------  ------------
    Assets
   Current assets:
    Cash and cash equivalents                    $    19,040    $    10,340    $       -      $    29,380
    Accounts and notes receivable, net
       of allowance for doubtful accounts             68,866            327            -           69,193
    Accounts receivable - intercompany                14,327         12,528        (26,855)           -
    Inventories                                       68,783          1,351            -           70,134
    Other current assets                              10,611          5,373            -           15,984
                                                 -----------    -----------    -----------    -----------
    Total current assets                             181,627         29,919        (26,855)       184,691
   Notes receivable - intercompany                    49,444          5,663        (55,107)           -
   Property and equipment, net                       712,867         49,946          1,392        764,205
   Investment in subsidiaries                         13,987        523,606       (537,593)           -
   Goodwill and other assets                         803,176         23,932            -          827,108
                                                 -----------    -----------    -----------    -----------
    Total assets                                 $ 1,761,101    $   633,066    $  (618,163)   $ 1,776,004
                                                 -----------    -----------    -----------    -----------
    Liabilities and Stockholders' Equity
   Current liabilities:
    Accounts payable                             $    22,053    $     1,643    $        35    $    23,731
    Accounts payable - intercompany                   12,528         14,327        (26,855)           -
    Accrued expenses                                  69,712          8,286            -           77,998
    Income taxes payable                              (3,439)         5,525            -            2,086
    Current portion of long-term debt                 53,750              -            -           53,750
    Long-term debt classified as current           1,058,682        198,752            -        1,257,434
                                                 -----------    -----------    -----------    -----------
    Total current liabilities                      1,213,286        228,533        (26,820)     1,414,999
   Notes payable - intercompany                        5,663         49,444        (55,107)           -
   Other long-term liabilities                         4,559            400            -            4,959
                                                 -----------    -----------    -----------    -----------
    Total liabilities                              1,223,508        278,377        (81,927)     1,419,958
                                                 -----------    -----------    -----------    -----------
   Commitments and contingencies
   Stockholders' equity:
    Common stock                                         -              836            -              836
    Paid-in capital                                1,054,683        903,473     (1,052,709)       905,447
    Retained deficit                                (486,907)      (519,437)       486,290       (520,054)
    Accumulated other comprehensive loss             (30,183)       (30,183)        30,183        (30,183)
                                                 -----------    -----------    -----------    -----------
    Total stockholders' equity                       537,593        354,689       (536,236)       356,046
                                                 -----------    -----------    -----------    -----------

    Total liabilities and stockholders' equity   $ 1,761,101    $   633,066    $  (618,163)   $ 1,776,004
                                                 ===========    ===========    ===========    ===========

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 2000
                                   (unaudited)
                                 (in thousands)

                                                                    Non-
                                                      Guarantor   Guarantor
                                                      Companies   Companies   Eliminations Consolidated
                                                     ---------    ---------   -----------  ------------
    Operating revenue                                $ 489,874    $  43,508    $  (1,095)   $ 532,287
                                                     ---------    ---------    ---------    ---------

    Operating expenses:
     Cost of goods sold                                114,325        4,809         (733)     118,401
     Bowling center operating expenses                 257,391       23,577         (360)     280,608
     Selling, general, and administrative expenses      35,968        8,415          -         44,383
     Refinancing charges                                 2,244          -            -          2,244
     Depreciation and amortization                      93,385        7,269          (92)     100,562
                                                     ---------    ---------    ---------    ---------
     Total operating expenses                          503,313       44,070       (1,185)     546,198
                                                     ---------    ---------    ---------    ---------

    Operating income                                   (13,439)        (562)          90      (13,911)
                                                     ---------    ---------    ---------    ---------

    Nonoperating expenses (income):
     Interest expense                                   88,491       10,301          -         98,792
     Other expenses, net                                 3,163          840          -          4,003
     Interest income                                    (1,568)         (27)         -         (1,595)
     Equity in loss (income) of subsidiaries            (2,153)     106,318     (104,165)         -
                                                     ---------    ---------    ---------    ---------
    Total nonoperating expenses                         87,933      117,432     (104,165)     101,200
                                                     ---------    ---------    ---------    ---------

    Loss before income taxes                          (101,372)    (117,994)     104,255     (115,111)
    Provision for income taxes                           2,072          964          -          3,036
                                                     ---------    ---------    ---------    ---------

    Net loss before equity in loss of
     joint ventures and extraordinary item            (103,444)    (118,958)     104,255     (118,147)
    Equity in loss of joint ventures                      (721)         -            -           (721)
                                                     ---------    ---------    ---------    ---------
    Net loss                                         $(104,165)   $(118,958)   $ 104,255    $(118,868)
                                                     =========    =========    =========    =========

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2000
                                   (unaudited)
                                 (in thousands)

                                                                                   Non-
                                                                  Guarantor     Guarantor
                                                                  Companies     Companies  Eliminations  Consolidated
                                                                  ---------     ---------  ------------  ------------
 Cash flows from operating activities:
  Net loss                                                        $(104,165)   $(118,958)   $ 104,255    $(118,868)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                     93,385        7,269          (92)     100,562
   Equity in loss of joint ventures                                     721          -            -            721
   Amortization of bond discount                                     22,240        9,119          -         31,359
   Equity in (loss) income of subsidiaries                           (2,153)     106,318     (104,165)         -
   (Gain) Loss on the sale of property and equipment, net             1,920       (1,715)         -            205
   Changes in assets and liabilities:
    Accounts and notes receivable                                    (9,829)          22          -         (9,807)
    Receivables and payables - affiliates                            (4,375)       4,375          -            -
    Inventories                                                     (18,342)        (357)         -        (18,699)
    Other assets                                                     10,558         (210)         -         10,348
    Accounts payable and accrued expenses                            (2,375)        (722)         -         (3,097)
    Income taxes payable                                             (1,491)         753          -           (738)
    Other long-term liabilities                                      (3,862)         -            -         (3,862)
                                                                  ---------    ---------    ---------    ---------
   Net cash provided by (used in) operating activities              (17,768)       5,894           (2)     (11,876)
                                                                  ---------    ---------    ---------    ---------

 Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired              (5,350)         -            -         (5,350)
  Investment in subsidiary                                              -         (7,000)       7,000          -
  Purchases of property and equipment                               (45,280)      (4,219)           2      (49,497)
  Proceeds from sale of property and equipment                          688        2,657          -          3,345
                                                                  ---------    ---------    ---------    ---------
   Net cash used in investing activities                            (49,942)      (8,562)       7,002      (51,502)
                                                                  ---------    ---------    ---------    ---------

 Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs      85,000          -            -         85,000
  Payments on long-term debt                                        (26,407)         -            -        (26,407)
  Rights offering costs                                                 -           (163)         -           (163)
  Capital contribution from Parent                                    7,000          -         (7,000)         -
  Payments of noncompete obligations                                   (196)         -            -           (196)
                                                                  ---------    ---------    ---------    ---------
   Net cash provided by (used in) financing activities               65,397         (163)      (7,000)      58,234
                                                                  ---------    ---------    ---------    ---------
   Effect of exchange rates on cash                                   2,721       (3,940)         -         (1,219)
                                                                  ---------    ---------    ---------    ---------

   Net decrease in cash                                                 408       (6,771)         -         (6,363)
   Cash and cash equivalents at beginning of period                  18,632       17,111          -         35,743
                                                                  ---------    ---------    ---------    ---------
   Cash and cash equivalents at end of period                     $  19,040    $  10,340        $ -      $  29,380
                                                                  =========    =========    =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the Securities and Exchange Commission are or may be forward-looking statements, including possible or assumed future results of the operations of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company"), including but not limited to any statements contained in this report concerning: (i) timing, execution and results of the Company's restructuring or refinancing process, (ii) the results of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (iii) the ability of the Company's management to execute its strategies, (iv) the timing or amount of any changes in the interest expense and/or principal repayment obligations of the Company's indebtedness, including the timing of any acceleration of the Company's indebtedness, and the timing of the pursuit of any remedies by the Company's creditors (v) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (vi) the results of operations and initiatives engaged in with respect to the Company's bowling products and bowling centers businesses, (vii) the results of the Company's employee incentive and retention efforts, (viii) the outcome of existing or potential litigation, (ix) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (x) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," estimates," "should," "may" or similar expressions and
(xi) other statements contained or incorporated in this report regarding matters that are not historical facts.

     These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company's financial position, the inclusion of
forward-looking   statements  in  this  report  should  not  be  regarded  as  a representation by AMF Bowling that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) timing, execution and results of the Company's restructuring or refinancing process,
(ii) the Company's ability, and the ability of its management team, to carry out the Company's business strategies, (iii) the Company's ability to avoid the acceleration of its long term indebtedness, the resulting cross default under such indebtedness and any resulting enforcement of remedies relating to such default, including the foreclosure by the lenders under the Credit Agreement on collateral for their indebtedness and the filing of an involuntary bankruptcy petition, (iv) the Company's ability to integrate acquired operations into its business, (v) the Company's ability to sell to existing bowling markets and identify and participate in sales to new bowling markets in light of the current uncertainty surrounding the Company's financial position, (vi) the continuation of adverse financial results and substantial competition in the Company's bowling products business, (vii) the Company's ability to retain and attract experienced bowling center management and other key management personnel, (viii) the Company's ability to successfully implement initiatives designed to improve and retain customer traffic in its bowling centers, (ix) the Company's ability to attract and retain league bowlers in its bowling centers and customers in its Bowling Products business, (x) the risk of adverse political acts or developments in the Company's existing and proposed international markets, (xi) fluctuations in foreign currency exchange rates affecting the Company's translation of operating results, (xii) continued or increased competition,
(xiii) the popularity of bowling, (xiv) the decline in general economic conditions, (xv) adverse judgments in pending or future litigation, (xvi) the Company's ability to effectively implement the amended joint distribution and related arrangements with Zhonglu and effectively sell products in the China markets and (xvii) changes in interest and exchange rates.

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

         On August 14, 2000, Bowling Worldwide announced that it had entered into an amendment (the "Amendment") to its Credit Agreement, that it would not make the interest payment due September 15, 2000 on its senior subordinated notes (the "Senior Subordinated Notes") and that it would begin exploring various alternatives to restructure and reduce its long-term debt. As part of the Amendment, the lenders agreed to waive any default under the Credit Agreement resulting from the failure to make the September 15, 2000 interest payment due on the Senior Subordinated Notes unless the Company's other creditors commenced the exercise of remedies, which could include the acceleration of the Company's debt obligations and an involuntary bankruptcy filing. The Amendment provided for the immediate permanent termination of $88.0 million of the otherwise available working capital commitments under the Credit Agreement, and for an additional permanent termination of $4.0 million of those commitments on each of October 31, 2000, November 30, 2000 and December 31, 2000. The Amendment required that Bowling Worldwide deliver to the lenders under the Credit Agreement by September

30, 2000 a preliminary plan containing the principal terms of a proposal to restructure the Company's debt, which plan was required to be satisfactory to a majority of the lenders by October 15, 2000. The Company submitted such a proposed restructuring plan during the period required by the Amendment and a majority of the lenders indicated that the plan was generally satisfactory in form and substance, subject to further approval of any definitive plan. Finally, the Amendment waived Bowling Worldwide's compliance with the financial covenants in the Credit Agreement through December 31, 2000.

         After giving effect to the commitment terminations required by the Amendment, Bowling Worldwide will have an aggregate available working capital commitment under the Credit Agreement of $255.0 million. Based upon the current level of performance, management believes that cash flow from operations, together with available borrowings under the Credit Agreement and other sources of liquidity, will be adequate to meet Bowling Worldwide's normal operating expenses and requirements for capital expenditures during the remainder of 2000. In calendar year 2001, principal payment obligations under the facilities of the Credit Agreement increase significantly and cash interest becomes payable on the senior subordinated discount notes (the "Senior Subordinated Discount Notes"), and it is not expected that the Company will be able to make such principal and interest payments.

         On September 15, 2000, Bowling Worldwide did not make the required cash interest payment on the Senior Subordinated Notes, and on October 15, 2000, the 30 day period to cure the non-payment of interest under the related Indenture expired. Under the Indenture, beginning on October 15, 2000, the Trustee on its own or the holders of 25% or more of the outstanding principal amount of the Senior Subordinated Notes have the right, by written notice, to declare all amounts owed under the Indenture immediately due and payable. If the indebtedness represented by the Senior Subordinated Notes were to be so accelerated, such acceleration would result in a default under the Credit Agreement, Bowling Worldwide's Senior Subordinated Discount Notes, AMF Bowling's zero coupon convertible debentures (the "Convertible Debentures") and certain other Company indebtedness. In such event, the Company would not then be able to meet its accelerated payment obligations. Neither the Company nor Bowling Worldwide has received notice that any of its indebtedness has been accelerated.

         The Company has retained financial and legal advisors to evaluate and assist it with its restructuring and refinancing alternatives. The alternatives would include a consensual, negotiated restructuring and/or reduction of the different classes of the Company's indebtedness to be set forth in a reorganization plan to be filed under Chapter 11 and other possible methods for reducing the Company's long term debt and improving its capital structure. Any alternative selected is likely to have a material adverse effect on the ability of AMF Bowling's shareholders to recover their investment in AMF Bowling's Common Stock and on the ability of the holders of the Senior Subordinated Notes, Senior Subordinated Discount Notes, the Convertible Debentures and other Company indebtedness to receive interest and principal payments due them.

     The Company and its advisors have provided certain information to and commenced discussions with the lenders under the Credit Agreement and advisers to the holders of the Senior Subordinated Notes and Senior Subordinated Discount Notes. The lenders and those subordinated debt holders have retained their own separate legal and financial advisors. It appears that discussions with those groups may continue beyond year end, in which case a further waiver of the financial covenants under the Credit Agreement will be required. While it is diligently pursuing a financial restructuring, the Company is unable to predict when or if it would be able to arrive at a restructuring plan acceptable to its lenders and other holders of its indebtedness, whether it will be able to satisfactorily implement such a plan or whether the Company's lenders and holders of its other classes of indebtedness will not at any point pursue any or all remedies available to them, including acceleration of the Company's indebtedness and, in the case of the lenders under the Credit Agreement, realization on collateral for the indebtedness.

     While the financial covenants in the Credit Agreement have been waived through December 31, 2000, it appears likely that, unless extended, the waiver will expire prior to the implementation of a restructuring plan. If a further waiver is not obtained, Bowling Worldwide will not be able to meet the reinstated financial covenants or any more stringent covenants that may be reset at later dates. Bowling Worldwide is also obligated to make a scheduled principal payment of approximately $12.8 million under the Credit Agreement by December 31, 2000, which it is unlikely to make, in which case a further amendment to the Credit Agreement may be required. In current circumstances, the Company does not expect that it will be able to access new financing, either to fund its operations or to pay required interest and principal payments prior to a debt restructuring.

         In connection with its financial restructuring efforts, the Company is also exploring ways to improve its operations. The focus of these operational restructuring efforts is to primarily reduce the level of general and administrative expenses which support the U.S. bowling centers. In addition, the Company is exploring cost cutting opportunities in its bowling products business, with a similar focus on reduction of general and administrative expenses. Potential savings from such cost cutting measures would in part fund a major new initiative to establish a training school for center managers and key staff, as well as to fund enhanced incentive compensation and benefits programs for center personnel to be implemented for 2001.

    The Company's Board of Directors has approved the implementation of new bonus, severance and retention programs in order to maintain morale during the restructuring. The plans extend to senior management, bonus-eligible and stock option-eligible personnel, including each center manager around the world. The bonus programs are conditioned upon continued employment to a specified date. The Company estimates the aggregate cost of these bonus programs will approximate $5.4 million.

Background

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and AMF Bowling's Condensed Consolidated Financial Statements (unaudited) and the notes thereto included elsewhere herein. See also "Note 1. Organization and Restructuring" in the Notes to the Condensed Consolidated Financial Statements.

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

General

     The Company principally operates in two business segments in the United States and international markets: (i) the ownership and operation of 408 U.S. bowling centers and 119 international bowling centers ("Bowling Centers"), including 15 joint venture centers operated with third parties, as of September 30, 2000, and (ii) the manufacture and sale of bowling equipment and bowling products ("Bowling Products").

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of Bowling Centers, Bowling Products and the consolidated group are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this will provide a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first nine months of 2000 versus 1999 reflect the closing of 16 centers since September 30, 1999.

Acquisitions and Dispositions

         From January 1, 2000 through September 30, 2000, AMF Bowling Centers, Inc., a direct subsidiary of Bowling Worldwide, acquired four bowling centers, closed twelve centers and terminated a management contract for one center in the United States, closed one center in Japan, and sold one center in the United Kingdom and one center in Canada.

                                AMF BOWLING, INC.
                             Selected Financial Data
                                   (unaudited)
                            (in millions of dollars)

                                                                                 Three Months               Nine Months
                                                                               Ended September 30,       Ended September 30,
                                                                             ----------------------- ---------------------------
                                                                                2000        1999         2000          1999
                                                                                ----        ----         ----          ----
Bowling Centers (before intersegment eliminations)
---------------
Operating revenue                                                               $ 126.6     $ 125.9       $ 427.9       $ 427.8
                                                                             ----------- ----------- -------------  ------------
Cost of goods sold                                                                 12.8        13.9          43.6          44.5
Bowling center operating expenses                                                  93.0        93.1         281.5         277.5
Selling, general, and administrative expenses                                       1.6         7.5           5.1          10.9
Restructuring charges                                                                 -         0.2             -           0.2
Depreciation and amortization                                                      27.3        31.8          82.4          85.9
                                                                             ----------- ----------- -------------  ------------
Operating (loss) income                                                          $ (8.1)     $(20.6)       $ 15.3         $ 8.8
                                                                             =========== =======================================

Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                                                $ 42.0      $ 60.7       $ 118.9       $ 131.6
Cost of goods sold                                                                 31.1        55.6          88.2         110.9
                                                                             ----------- ----------- -------------  ------------
Gross profit                                                                       10.9         5.1          30.7          20.7
                                                                                      -           -
Selling, general, and administrative expenses                                       8.6        20.7          23.1          36.9
Restructuring charges                                                                 -         7.2             -           7.2
Depreciation and amortization                                                       6.1         5.9          18.1          17.6
                                                                             ----------- ----------- -------------  ------------
Operating loss                                                                   $ (3.8)     $(28.7)      $ (10.5)      $ (41.0)
                                                                             =========== =========== =============  ============

Consolidated
------------
Operating revenue                                                               $ 162.1     $ 182.8       $ 532.3       $ 546.5
                                                                             ----------- ----------- -------------  ------------
Cost of goods sold                                                                 37.8        66.2         118.4         143.6
Bowling center operating expenses                                                  92.6        92.8         280.6         276.7
Selling, general, and administrative expenses                                      16.1        34.3          44.4          64.8
Restructuring charges                                                                 -         7.5             -           7.5
Refinancing charges                                                                 2.2           -           2.2             -
Depreciation and amortization                                                      33.4        37.6         100.6         104.0
                                                                             ----------- ----------- -------------  ------------
Operating loss                                                                    (20.0)      (55.6)        (13.9)        (50.1)
Interest expense, gross                                                            34.7        31.1          98.8          95.5
Other (income) expense, net                                                         1.4        (0.4)          2.5           4.6
                                                                             ----------- ----------- -------------  ------------
Loss before income taxes                                                          (56.1)      (86.3)       (115.2)       (150.2)
Provision for income taxes                                                          0.9        23.1           3.0          26.3
                                                                             ----------- ----------- -------------  ------------
Net loss before equity in loss of  joint ventures and extraordinary item          (57.0)     (109.4)       (118.2)       (176.5)
Equity in loss of joint ventures                                                   (0.1)       (0.1)         (0.7)         (5.8)
                                                                             ----------- ----------- -------------  ------------
Net loss before extraordinary item                                                (57.1)     (109.5)       (118.9)       (182.3)
Extraordinary item                                                                    -        64.5             -          64.5
                                                                             ----------- ----------- -------------  ------------
Net loss                                                                         $(57.1)     $(45.0)     $ (118.9)     $ (117.8)
                                                                             =========== =========== =============  ============

Selected Data:
--------------
   Recurring EBITDA (a)
     Bowling Centers                                                             $ 19.2      $ 18.0        $ 97.7       $ 101.5
     Bowling Products                                                             $ 2.3       $ 5.1         $ 7.6         $ 4.5

   Recurring EBITDA margin
     Bowling Centers                                                              15.2%       14.3%         22.8%         23.7%
     Bowling Products                                                              5.5%        8.4%          6.4%          3.4%

      (a) Recurring EBITDA represents EBITDA before nonrecurring restructuring charges and Special Charges of approximately $7.5 million and $27.5 million, respectively, for the three and nine months ended September 30, 1999.

Bowling Centers

     The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international Bowling Centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 508 centers that had been in operation one full fiscal year as of December 31, 1999. Bowling Centers derives its revenue and cash flows from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the nine months ended September 30, 2000, bowling, food and beverage and other revenue represented 57.8%, 27.2% and 15.0% of total Bowling Centers revenue, respectively. For the nine months ended September 30, 1999, bowling, food and beverage and other revenue represented 58.3%, 27.0% and 14.7% of total Bowling Centers revenue, respectively.

     To facilitate a meaningful comparison, the results of Bowling Centers for the quarter and nine months ended September 30, 1999, have been restated to exclude nonrecurring restructuring and Special Charges (as defined in "-- Consolidated - Nonrecurring Restructuring Charges and Special Charges") as shown in the table below. The discussion below gives effect to this restatement. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "--Consolidated - Nonrecurring Restructuring Charges and Special Charges".

                                                                    Three Months
                                                                 Ended September 30,
                                                   -----------------------------------------------
                                                      2000                    1999
                                                   ------------ ----------------------------------
                                                       As           As       Special       As
                                                    Reported.    Reported    Charges    Adjusted
Bowling Centers (before intersegment eliminations)
Operating revenue                                      $ 126.6     $ 125.9        $ -     $ 125.9
                                                   ------------ ----------- ---------- -----------
Cost of goods sold                                        12.8        13.9        0.9        13.0
Bowling center operating expenses                         93.0        93.1          -        93.1
Selling, general, and administrative expenses              1.6         7.5        5.7         1.8
Restructuring charges                                        -         0.2        0.2           -
Depreciation and amortization                             27.3        31.8          -        31.8
                                                   ------------ ----------- ---------- -----------
Operating (loss) income                                 $ (8.1)    $ (20.6)    $ (6.8)    $ (13.8)
                                                   ============ =========== ========== ===========

Selected Data:
   Recurring EBITDA                                     $ 19.2      $ 11.2                 $ 18.0
   Recurring EBITDA margin                               15.2%        8.9%                  14.3%


                                                                      Nine Months
                                                                  Ended September 30,
                                                   ------------------------------------------------
                                                      2000                      1999
                                                   ------------  ----------------------------------
                                                       As            As       Special       As
                                                   Reported.      Reported    Charges    Adjusted
Bowling Centers (before intersegment eliminations)
Operating revenue                                     $ 427.9       $ 427.8        $ -     $ 427.8
                                                   -----------   ----------- ---------- -----------
Cost of goods sold                                       43.6          44.5        0.9        43.6
Bowling center operating expenses                       281.5         277.5          -       277.5
Selling, general, and administrative expenses             5.1          10.9        5.7         5.2
Restructuring charges                                       -           0.2        0.2           -
Depreciation and amortization                            82.4          85.9          -        85.9
                                                   -----------   ----------- ---------- -----------
Operating (loss) income                                $ 15.3         $ 8.8     $ (6.8)     $ 15.6
                                                   ===========   =========== ========== ===========

Selected Data:
   Recurring EBITDA                                    $ 97.7        $ 94.7                $ 101.5
   Recurring EBITDA margin                              22.8%         22.1%                  23.7%


Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

     Bowling Centers operating revenue increased $0.7 million, or 0.6%. An increase of $4.9 million, or 5.2%, was attributable to U.S. constant centers, primarily as a result of price increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue decreased $3.0 million, or 9.9%, primarily due to unfavorable currency translation of results. On a constant currency basis, international operating revenue would have decreased $0.4 million, or 1.3%. An increase of $0.8 million is attributable to two new U.S. centers. A decrease of $2.0 million in total operating revenue was attributable to fourteen centers that were closed, two centers that were sold and one center management contract that was terminated since September 30, 1999.

     Cost of goods sold decreased $0.2 million, or 1.5%, primarily as a result of closing centers. Constant centers cost of goods sold decreased $0.1 million, or 0.9%, compared with 1999.

     Operating expenses decreased $0.1 million, or 0.1%. An increase of $0.8 million was attributable to constant centers, an increase of $0.7 million was attributable to new centers and an increase of $0.2 million was attributable to higher regional, district and support staff operations expenses. A decrease of $1.8 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses, adjusted for the nonrecurring restructuring and Special Charges, were 73.4% for the third quarter of 2000 compared with 73.9% for the third quarter of 1999. Due to significantly lower league play in the second and third quarters, Bowling Center operating expenses as a percentage of operating revenue are higher in these quarters than in the first and fourth quarters.

     Selling, general and administrative expenses decreased $0.2 million, or 11.1%, compared with the same period in 1999 primarily as a result of more effective expense management in international constant centers.

     Recurring EBITDA increased $1.2 million, or 6.7%. Recurring EBITDA margin for the third quarter of 2000 was 15.2% compared with 14.3% for the third quarter of 1999. The higher recurring EBITDA margin in 2000 was attributable to the higher operating revenue and lower expenses as discussed above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Bowling Centers operating revenue increased $0.1 million. An increase of $9.2 million, or 2.8%, was attributable to U.S. constant centers, primarily as a result of price increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue decreased $4.0 million, or 4.3%, primarily due to unfavorable currency translation of results. On a constant currency basis, international operating revenue would have increased $0.5 million, or 0.5%. An increase of $0.9 million was attributable to two new U.S. centers. A decrease of $6.0 million in total operating revenue was attributable to fourteen centers that were closed, two centers that were sold and one center management contract that was terminated since September 30, 1999.

     Cost of goods sold was flat compared with the same period in 1999. Constant centers cost of goods sold increased $0.4 million, or 1.0%, resulting from increased food and beverage sales primarily in the U.S. centers. A decrease of $0.5 million was attributable to closed centers and an increase of $0.1 million was attributable to new centers.

     Operating expenses increased $4.0 million, or 1.4%. An increase of $5.8 million was attributable to constant centers, an increase of $0.8 million was attributable to new centers and an increase of $2.3 million was attributable to higher regional, district and support staff operations expenses. A decrease of $4.9 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 65.8% for the first nine months of 2000 compared with 64.9% for the first nine months of 1999. The increase of 0.9% is due primarily to higher expenses resulting from new field level positions and national advertising programs.

         Selling, general and administrative expenses decreased $0.1 million, or 1.9%, compared with 1999 as a result of a decrease in international constant centers selling general and administrative expenses.

          Recurring EBITDA decreased $3.8 million, or 3.7%. EBITDA margin for the first nine months of 2000 was 22.8% compared with 23.7% for the first nine months of 1999. The lower recurring EBITDA margin in 2000 was primarily attributable to the higher operating expenses as discussed above.

Bowling Products

To facilitate a meaningful comparison, the results of Bowling Products for the quarter and nine months ended September 30, 1999, have been restated to exclude nonrecurring restructuring and Special Charges (as defined in "--Consolidated - Nonrecurring Restructuring Charges and Special Charges") as shown in the table below. The discussion below gives effect to this restatement. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "-- Consolidated - Nonrecurring Restructuring Charges and Special Charges".

                                                                     Three Months
                                                                  Ended September 30,
                                                   -----------------------------------------------
                                                      2000                    1999
                                                   ------------ ----------------------------------
                                                       As           As       Special       As
                                                    Reported.    Reported    Charges    Adjusted
Bowling Products (before intersegment eliminations)
Operating revenue                                       $ 42.0      $ 60.7        $ -      $ 60.7
Cost of goods sold                                        31.1        55.6        8.0        47.6
                                                   ------------ -----------------------------------
Gross profit                                              10.9         5.1       (8.0)       13.1

Selling, general, and administrative expenses              8.6        20.7       12.7         8.0
Restructuring charges                                        -         7.2        7.2           -
Depreciation and amortization                              6.1         5.9          -         5.9
                                                   ------------ -----------------------------------
Operating loss                                          $ (3.8)    $ (28.7)    $(27.9)     $ (0.8)
                                                   ============ ===================================

Selected Data:
   Recurring EBITDA                                      $ 2.3     $ (22.8)                 $ 5.1
   Recurring EBITDA margin                                5.5%      -37.6%                   8.4%


                                                                        Nine Months
                                                                    Ended September 30,
                                                    ------------------------------------------------
                                                       2000                     1999
                                                    ------------  ----------------------------------
                                                        As            As       Special       As
                                                    Reported.      Reported    Charges    Adjusted
Bowling Products (before intersegment eliminations)
Operating revenue                                      $ 118.9       $ 131.6        $ -     $ 131.6
Cost of goods sold                                        88.2         110.9        8.0       102.9
                                                    ------------------------- ---------- -----------
Gross profit                                              30.7          20.7       (8.0)       28.7

Selling, general, and administrative expenses             23.1          36.9       12.7        24.2
Restructuring charges                                        -           7.2        7.2           -
Depreciation and amortization                             18.1          17.6          -        17.6
                                                    ------------------------- ---------- -----------
Operating loss                                         $ (10.5)      $ (41.0)    $(27.9)    $ (13.1)
                                                    ========================= ========== ===========

Selected Data:
   Recurring EBITDA                                      $ 7.6       $ (23.4)                 $ 4.5
   Recurring EBITDA margin                                6.4%        -17.8%                   3.4%

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

     Bowling Products operating revenue decreased $18.7 million, or 30.8%. Revenue from sales of New Center Packages ("NCPs", which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) decreased $8.7 million, or 41.6%, primarily as a result of lower sales to Asia, Europe and international distributors. Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue decreased $10.0 million, or 25.1%, primarily as a result of decreased sales to Asia and international distributors. Management believes that its Bowling Products business results have been negatively impacted by the uncertainty surrounding the Company's financial position.

     Gross profit decreased $2.2 million, or 16.8%, primarily as a result of decreased sales volume.

     Selling, general and administrative expenses increased $0.6 million, or 7.5%, primarily due to increased advertising expenses intended to increase product awareness.

      Recurring EBITDA was $2.3 million in the third quarter of 2000 compared with $5.1 million in the third quarter of 1999. The recurring EBITDA margin was 5.5% in the third quarter of 2000 compared with 8.4% in the third quarter of 1999 primarily as a result of the decrease in sales and gross profit and increase in selling, general and administrative costs.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Bowling Products operating revenue decreased $12.7 million, or 9.7%. Revenue from sales of NCPs decreased $2.5 million, or 6.5%, primarily as a result of lower sales to Japan. Modernization and Consumer Products revenue decreased $10.2 million, or 11.0%, primarily as a result of lower sales to North America and Asia.

     Gross profit increased $2.0 million, or 7.0%, primarily as a result of more favorable product mix and product cost reduction efforts in the first nine months of 2000 compared with the first nine months of 1999.

     Selling, general and administrative expenses decreased $1.1 million, or 4.5%, primarily reflecting the cost reduction program for the Bowling Products organization implemented in this area through the second half of 1999.

      Recurring EBITDA was $7.6 million in the first nine months of 2000 compared with $4.5 million in the first nine months of 1999. The recurring EBITDA margin was 6.4% in the first nine months of 2000 compared with 3.4% in the first nine months of 1999 primarily as a result of the increase in gross profit and selling, general and administrative savings achieved through cost reductions.

Consolidated

Nonrecurring Restructuring Charges and Special Charges

     During the third quarter of 1999, the Company recorded nonrecurring restructuring charges of approximately $7.5 million that were related primarily to a plan to reorganize and downsize the Bowling Products business in response to market weakness in the Asia Pacific region and increased competition which negatively and materially impacted NCP sales and profitability. The restructuring plan was developed in conjunction with a strategic business assessment performed by Bain & Co. and was designed to reduce the overall volatility of the Bowling Products business. The restructuring charges related primarily to employee termination benefits, asset write-offs and contract cancellations.

     In addition, the strategic assessment by Bain & Co. led to programs designed to improve product line profitability and quality. This assessment was a catalyst to the Company recording certain charges. These charges, along with additional reserves (collectively, the "Special Charges") recorded by the Company totaled $27.5 million for the period ended September 30, 1999. The Special Charges are non-cash, relate primarily to receivables and inventory write-offs and are included within operating expenses. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

Depreciation and Amortization

     Depreciation and amortization decreased $4.2 million, or 11.2%, in the third quarter of 2000, and $3.4 million, or 3.3%, in the nine months ended September 30, 2000 compared to the same periods in 1999. These decreases were primarily attributable to acceleration, in the third quarter of 1999, of the amortization schedule of the excess of the Company's investment over the equity in its Brazilian joint venture's net assets partially offset by incremental depreciation expense incurred as a result of capital expenditures.

Interest Expense

     Gross interest expense increased $3.6 million, or 11.6%, in the third quarter of 2000, and $3.3 million, or 3.5%, in the nine months ended September 30, 2000 compared with the same periods in 1999. Interest incurred on bank debt increased as the impact of higher average borrowing rates and the effect of an increase in average amounts outstanding. See "--Liquidity" and "--Capital Resources" for further discussion of the bank debt. Non-cash bond interest amortization totaled $10.8 million and $31.4 million for the quarter and nine months ended September 30, 2000, respectively, compared to $10.5 million and $33.8 million for the quarter and nine months ended September 30, 1999, respectively.

Income Taxes

         As of September 30, 2000, the Company had net operating losses of approximately $263.6 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 1999, for $113.0 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the nine months ended September 30, 2000 reflects certain international taxes.

Net Loss Before Extraordinary Item

     Net loss before extraordinary item in the third quarter and nine months ended September 30, 2000 totaled $57.1 million and $118.9 million, respectively, compared with a net loss before extraordinary item of $109.5 million and $182.3 million in the third quarter and nine months ended September 30, 1999, respectively. In addition to the impact of EBITDA, depreciation, interest and taxes discussed above, the Company recorded $0.1 million and $0.7 million in equity in loss of joint ventures in the third quarter and first nine months of 2000, respectively, compared with equity in loss of joint ventures of $0.1 million and $5.8 million in the third quarter and first nine months of 1999, respectively. Additionally, the Company recorded other expense of $1.4 million and $2.5 million in the third quarter and first nine months of 2000 compared with other income of $0.4 million and other expense of $4.6 million in the third quarter and first nine months of 1999, respectively.

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

Net Loss After Extraordinary Item

     Net loss in the third quarter and nine months ended September 30, 2000 totaled $57.1 million and $118.9 million, respectively, compared with net loss after extraordinary item of $45.0 million and $117.8 million in the third quarter and nine months ended September 30, 1999, respectively.

Liquidity

     The Company's primary source of liquidity is cash provided by operations and funds available under credit facilities, as described below. Working capital on September 30, 2000 was (1,230.3) million compared with $22.5 million on December 31, 1999, a decrease of (1,252.8) million. The decrease is primarily attributable to the reclass of $1,257.4 million of long-term debt that would be due if the Company's debt obligations were accelerated as described in "Note 1. Organization and Restructuring" and "Note 5. Long-Term Debt". Additionally, scheduled principal payments due in the next 12 months under the Credit Agreement increased $19.5 million and there was a decrease of $6.4 million in cash. These decreases in working capital were partially offset by an increase of $6.0 million in accounts receivable, an increase of $16.6 million in inventory primarily attributable to a timing difference between planned production and related shipments, an increase of $1.1 million in other current assets, a decrease of $5.4 million in accounts payable and accrued expenses and a decrease of $1.4 million in income taxes payable.

     Net cash used by operating activities was $11.9 million for the nine months ended September 30, 2000 compared with net cash used of $10.7 million for the nine months ended September 30, 1999, a difference of $1.2 million. A decrease of $1.1 million was attributable to net loss of $118.9 million recorded in the first nine months of 2000 compared with a net loss of $117.8 million in the same period in 1999, a decrease of $3.5 million attributable to decreased levels of depreciation and amortization, a decrease of $5.1 million due to lower loss in equity of joint ventures, a decrease of $2.7 million attributable to lower levels of accounts payable and accrued expenses, a decrease of $8.0 million attributable to increased levels of accounts receivable, a decrease of $31.5 million attributable to higher inventory balances, a net decrease of $2.4 million due to lower levels of bond amortization, a decrease of $20.8 million resulting from deferred income taxes recorded in 1999 and a net decrease of $6.9 million attributable to changes in other operating activities. These decreases were partially offset by an increase of $64.5 million attributable to attributable to extraordinary item, net of tax, and an increase of $16.3 million attributable to lower levels of other assets.

     Net cash used in investing activities was $51.5 million for the nine months ended September 30, 2000 compared with net cash used of $35.7 million for the nine months ended September 30, 1999, an increase of $15.8 million. An increase of $14.4 million was attributable to an increase in purchases of property and equipment in 2000. An increase of $4.0 million was attributable to an increase in Bowling Center acquisition spending in the first nine months of 2000 compared with the same period in 1999. In the first nine months of 2000, four centers were purchased compared with one center in the same period in 1999. These factors contributing to the increase in net cash flows were offset by an increase of $2.6 million in proceeds from the sale of property and equipment. See "--Capital Expenditures" for additional discussion of purchases of property and equipment.

     Net cash provided by financing activities was $58.2 million for the nine months ended September 30, 2000 compared with net cash provided of $43.8 million for the nine months ended September 30, 1999, a difference of $14.4 million. Proceeds from long term debt increased $32.0 million. Payments on long-term debt decreased $102.1 million. In accordance with the terms of Bowling Worldwide's fourth Amended and Restated Credit Agreement dated as of June 14, 1999 (the "Credit Agreement"), scheduled principal payments in the first nine months of 2000 were $1.9 million higher than payments made in the same period in 1999. Additionally, in the first nine months of 2000, $5.0 million was paid against amounts outstanding under the Bank Facility compared with $37.0 million for the same period in 1999, $30.0 million of which represented proceeds from the 1999 rights offering. The Company also used approximately $72.0 million from the rights offering to fund the purchase in the tender offer of the Debentures in July 1999. In the first nine months of 1999, $119.7 million was provided from net proceeds of the rights offering. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources".

     As a result of the aforementioned, cash decreased by $6.4 million for the nine months ended September 30, 2000 compared with a decrease of $2.8 million for the nine months ended September 30, 1999.

     AMF Bowling is a holding company with limited financial resources. Based on current projections, AMF Bowling will deplete its cash balance by the end of 2000. If this occurs, it would be necessary for AMF Bowling Worldwide to receive an amendment to its Credit Agreement to permit advances to AMF Bowling. Any such amendment would be subject to the approval of the lenders under the Credit Agreement.

     For a discussion of the impact of the Company's financial position or the Company's ability to raise financing and meet its liquidity needs, see "Note 1. Organization and Restructuring" in the Notes to the Condensed Consolidated Financial Statements and "--Capital Resources" below.

Capital Resources

     The Company's total indebtedness is primarily a result of the financing of the acquisition of the Company in 1996 by an investor group led by affiliates of Goldman, Sachs & Co. (the "Acquisition") and the Company's bowling center acquisition program. At September 30, 2000, the Company's debt consisted of $617.1 million of borrowings under the Credit Agreement and a mortgage (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's senior subordinated notes (the "Senior Subordinated Notes"), $262.3 million of Bowling Worldwide's senior subordinated discount notes ("Senior Subordinated Discount Notes"), and $181.7 million of the Convertible Debentures. At September 30, 2000, the Company's Senior Debt consisted of $365.1 million outstanding under term loan facilities under the Credit Agreement (the "Term Facilities"), $250.0 million outstanding under a non-amortizing revolving credit facility under the Credit Agreement (the "Bank Facility") and $2.0 million represented by one mortgage note.

     Bowling Worldwide has the ability to borrow for general corporate purposes. At September 30, 2000, $250.0 million was outstanding, $4.5 million was committed for standby and documentary letters of credit and $12.5 million was available for borrowing under the Bank Facility, subject to certain limitations applicable to borrowings regarding acquisitions and capital expenditures. Between September 30, 2000 and October 31, 2000, there were no borrowings and no payments under the Bank Facility. The standby letters of credit increased by approximately $0.7 million.

      During the first nine months of 2000, the Company funded its cash needs through cash flow from operations, cash balances and the Bank Facility. A substantial portion of the Company's available cash will be applied to service outstanding indebtedness. For the nine months ended September 30, 2000, Bowling Worldwide incurred cash interest expense of $65.7 million, representing 73.9% of EBITDA for the period. For the nine months ended September 30, 1999, Bowling Worldwide incurred cash interest expense of $60.0 million, representing 67.5% of EBITDA for the period.

      The Company's capital position has very significantly impacted the Company's ability to finance its operations and to make necessary capital expenditures. The August 14, 2000 Amendment to the Credit Agreement substantially reduced Bowling Worldwide's borrowing capacity under the Credit Agreement. On September 15, 2000, Bowling Worldwide did not make the required cash interest payment on the Senior Subordinated Notes, and on October 15, 2000, the 30 day period to cure the non-payment of interest under the related Indenture expired. Under the Indenture, the Trustee on its own or the holders of 25% or more of the outstanding principal amount of the Senior Subordinated Notes have at any time the right, by written notice, to accelerate their indebtedness and if they did so, lenders under the Credit Agreement and holders of the Senior Subordinated Discount Notes and Convertible Debentures would have a similar ability. If the indebtedness represented by the Senior Subordinated Notes were so accelerated, such acceleration would result in a default under the Credit Agreement, Bowling Worldwide's Senior Subordinated Discount Notes, AMF Bowling's Convertible Debentures and certain other Company indebtedness. In such event, the Company would not then be able to meet its accelerated payment obligations. While the financial covenants in the Credit Agreement have been waived through December 31, 2000, unless extended, the waiver will expire without the implementation of a restructuring plan. If the waiver is not extended or a further waiver is not obtained, Bowling Worldwide will not be able to meet the reinstated financial covenants. Bowling Worldwide is obligated to make a scheduled principal payment of approximately $12.8 million under the Credit Agreement by December 31, 2000, which it does not expect to be able to make. The Company does not expect to be able to access new financing, either to fund its operations or to pay required interest and principal payments until it accomplishes a restructuring or refinancing. The Company has retained financial and legal advisors to evaluate and assist it with its restructuring and financing alternatives. See "Note 1. Organization and Restructuring" and "Note
5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

     The Company was notified on July 19, 2000 that it did not at that time meet the New York Stock Exchange's continued listing requirements because the stock had traded below $1 per share for over a 30 trading-day period. If this situation continues for six months, the Company may be delisted from the New York Stock Exchange.

Capital Expenditures

     For the nine months ended September 30, 2000, Bowling Worldwide's capital expenditures were $49.5 million compared to $35.0 million for the nine months ended September 30, 1999, an increase of $14.5 million. Bowling Centers maintenance and modernization expenditures increased $9.0 million. Bowling Products expenditures increased $1.8 million. Company-wide information systems expenditures decreased $1.4 million. Investments in Xtreme(TM) bowling equipment at various AMF bowling centers increased by $5.7 million. Capital expenditures for new centers were $0.6 million higher in 1999 due to the construction of a Michael Jordan Golf Center.

     Bowling Worldwide has historically funded its capital expenditures and construction and acquisition of new centers with internally-generated cash, the Bank Facility and issuances of Common Stock by AMF Bowling. See "Note 1. Organization and Restructuring" in the Notes to Condensed Consolidated Financial Statements, "--Liquidity" and "--Capital Resources."

      On August 14, 2000, Bowling Worldwide and the lenders under the Credit Agreement entered into an amendment, pursuant to which compliance with all financial covenants were waived through December 31, 2000 and the revolving credit facility will be reduced to $255.0 million by year-end. See "Note 1. Organization and Restructuring" in the Notes to Condensed Consolidated Financial Statements.

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

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the nine months ended September 30, 2000, revenue and EBITDA of international bowling centers represented 16.6% and 27.9% of consolidated revenue and EBITDA, respectively. For the nine months ended September 30, 1999, revenue and EBITDA of international bowling centers represented 17.2% and 29.9% of consolidated revenue and EBITDA, respectively.

     Economic difficulties in the Asia Pacific region, including the limited availability of financing for customers seeking to build new centers, have continued to keep demand for NCPs below peak levels achieved during 1997. In response to these market conditions, Bowling Products entered into three-year joint distribution agreements with Zhonglu on June 13, 1999. Under the terms of these agreements, Zhonglu became the exclusive distributor of AMF products in China, and Bowling Products became the exclusive distributor of Zhonglu's bowling products and parts outside of China. In 1999 and the first nine months of 2000, Bowling Products has purchased component parts from Zhonglu as part of its long-term strategy to reduce manufacturing costs. However, sales of both AMF products in China and Zhonglu products outside China have been slower to develop than anticipated. In September, the Company and Zhonglu amended their distribution agreements to move the sales relationship to a non-exclusive basis. The Company continues to source some component parts from Zhonglu under the revised agreements, but both parties are pursuing alternative sales channels.

     NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 34.5% of total NCP unit sales for the nine months ended September 30, 2000 compared to 43.0% for the year ended December 31, 1999.

     China has strengthened enforcement of its import restrictions by requiring the payment of full customs duties and value-added taxes on the importation of new and used capital goods. The Chinese government also prohibits importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chinese companies, however, are not subject to the same restrictions. For example, in addition to being a distributor of AMF products, Zhonglu produces locally and sells bowling equipment that is not subject to the customs duties or permit requirements that affect the Company's imported equipment. Zhonglu has experienced significant acceptance by local customers. Management believes that these import restrictions will continue for the foreseeable future and the Chinese market will continue to contract.

Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation for the nine months ended September 30, 2000 and 1999, respectively.

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

     The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage the risk. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the nine months ended September 30, 2000, revenue and EBITDA of international bowling centers represented 16.6% and 27.9% of consolidated revenue and EBITDA, respectively. For the nine months ended September 30, 1999, revenue and EBITDA of international bowling centers represented 17.2% and 29.9% of consolidated revenue and EBITDA, respectively.

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

                           Weighted                 Weighted
                            Average     Variable     Average
                 Fixed     Interest       Rate      Interest
  Maturity     Rate Debt     Rate         Debt         Rate
------------- ------------------------ ----------- ---------------
2000                  $ -           -      $ 12.8        10.65 %
2001                    -           -        83.0        10.89
2002                    -           -       356.0        10.77
2003                    -           -       116.4        11.41
2004                    -           -        46.9        11.57
Thereafter        1,139.7       9.13%           -        N/A
              ------------             -----------

Total            $1,139.7                 $ 615.1
              ============             ===========



     During December 1999, March 2000 and September 2000, Bowling Worldwide entered into three interest rate cap agreements with Goldman Sachs Credit Partners, L.P. (the "Counterparty") to reduce the interest rate risk of its Bank Debt. The table below summarizes the interest rate cap agreements at September 30, 2000:

                                Notional
                                 Amount
     Expiration Date         (in millions)    Cap Rate (a)
--------------------------- ----------------- --------------------
December 31, 2000                    $ 100.0         7.6525 %
April 1, 2001                          200.0         7.7800
October 2, 2001                         15.0         7.5000

------------------------------
(a) The cap rate is the 3-month U.S. Dollar-London Interbank Offer Rate ("USD-LIBOR") quoted by the Counterparty.

     Bowling Worldwide paid a fixed fee of $75,000, $160,000 and $7,000, respectively, for the three interest rate caps. Bowling Worldwide will receive quarterly payments from the Counterparty if the quoted 3-month USD-LIBOR on the quarterly floating rate reset dates is above the respective cap rates.

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

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF"), an indirect subsidiary of AMF Bowling, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to 38 NCPs purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     On November 6, 1998, the court awarded Hai Heng approximately $3.5 million. AMF appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court on February 11, 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF. AMF filed an appeal to the Supreme People's Court in Beijing (the "Supreme Court"). The Supreme Court orally issued a stay of the execution of the judgment. AMF has been advised that the Supreme Court has declined to review the case and the judgment is now final.

     On September 21, 2000, the United States Securities and Exchange Commission ("SEC") issued a subpoena to the Company seeking documents concerning the Company's financial statements and accounting practices and policies. The Company is in the process of producing documents to the SEC in response to the subpoena. The Company does not believe at this time that this inquiry by the SEC will have a material adverse effect on the Company or its financial statements.

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


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

         10.1     Amendment  No.  1  to  Fourth  Amended  and  Restated   Credit
                  Agreement dated as of August 14, 2000.
         27.1 Financial Data Schedule for the nine months ended September 30, 2000.

(b) Reports on Form 8-K:

         A current report was filed September 15, 2000 in which Bowling Worldwide indicated that it did not make the September 15, 2000 interest payment of approximately $13.6 million due on its senior subordinated notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling, Inc.
(Registrant)


 /s/ Stephen E. Hare                                           November 14, 2000
---------------------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)


 /s/ Michael P. Bardaro                                        November 14, 2000
---------------------------------------------
Michael P. Bardaro
Senior Vice President, Corporate Controller
and Assistant Secretary
(Principal Accounting Officer)