Form 10-K
period 2000-12-31
AMF BOWLING INC
filed 2001-04-16
CIK 1044612

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          --------------------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                     None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 2001, 84,332,503 shares of Registrant's common stock, par value $.01, were outstanding. Of the total outstanding shares, 20,610,790 shares were held by non-affiliates at an aggregate market value of approximately $2.6 million on March 31, 2001.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                    PART I

ITEM 1.   BUSINESS

General Development of Business

     AMF Bowling, Inc. ("AMF Bowling" and, together with its subsidiaries, the "Company" or "AMF") is the largest owner of bowling centers in the United States and worldwide. In addition, the Company is one of the world's leading manufacturers of bowling center equipment, accounting for, management believes, approximately 40% of the world's current installed base of such equipment. AMF is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 408 U.S. bowling centers and 117 international bowling centers ("Bowling Centers"), as of December 31, 2000, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. AMF also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company, which operates two golf practice ranges.

     AMF Bowling conducts all of its business through subsidiaries. AMF Bowling Worldwide, Inc. ("Bowling Worldwide") is a wholly-owned, direct subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly-owned, direct subsidiary of AMF Bowling. AMF Bowling, AMF Group Holdings and Bowling Worldwide are Delaware corporations. An investor group led by affiliates of Goldman, Sachs & Co. acquired the Company in 1996 (the "Acquisition").

     Since the Acquisition and prior to December 31, 2000, the Company purchased an aggregate of 280 bowling centers for a combined purchase price of approximately $507.4 million. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under its credit agreement dated as of May 1, 1996, as amended and restated (the "Credit Agreement"), issuances of AMF Bowling common stock (the "Common Stock") and AMF Bowling's Zero Coupon Convertible Debentures due 2018 (the "Convertible Debentures").

     The Bowling Products business consists of two categories: (a) New Center Packages ("NCPs") (all of the equipment necessary to outfit a new bowling center or expand an existing bowling center) and (b) Modernization and Consumer Products (modernization equipment used to upgrade an existing center, spare parts, supplies and consumable products essential to maintain operations of an existing center) and resale products for bowlers.

     See "Item 6. Selected Financial Data," and "Note 15. Acquisitions," "Note
17. Business Segments," and "Note 18. Geographic Segments" in the Notes to Consolidated Financial Statements for discussions regarding acquisitions and business and geographic segments.

Restructuring

     In August 2000, AMF Bowling announced that Bowling Worldwide and Citibank, N.A., Administrative Agent of Bowling Worldwide's senior secured lenders (collectively, the "Lenders"), had amended (the "Amendment") the Credit Agreement. Pursuant to the Amendment, Bowling Worldwide agreed, among other things, to forbear from making the September 15, 2000 interest payment due on its 10 7/8% Series B Senior Subordinated Notes (the "Senior Subordinated Notes") and that it would begin exploring various alternatives to restructure and reduce its long-term debt. As part of the Amendment, the Lenders agreed to waive any default under the Credit Agreement resulting from the failure to make the September 15, 2000 interest payment due on the Senior Subordinated Notes unless the Company's other creditors commenced the exercise of remedies, which could include the acceleration of the Company's debt obligations and an involuntary bankruptcy filing. The Amendment further provided for the permanent termination of $100.0 million of the otherwise available working capital commitments under the Credit Agreement. Moreover, the Amendment waived Bowling Worldwide's compliance with the financial covenants in the Credit Agreement through December 31, 2000. The Amendment also required that Bowling Worldwide deliver a preliminary plan containing the principal terms of a proposal to restructure the Company's debt to the Lenders. Bowling Worldwide submitted a proposed restructuring plan on September 30, 2000 and a majority of the Lenders indicated by October 15, 2000 that the plan was generally satisfactory in form and substance, subject to further approval of any definitive plan.

     Bowling Worldwide did not make the cash interest payment of approximately $13.6 million on the Senior Subordinated Notes required on September 15, 2000 and the 30 day period to cure the non-payment of interest under the related indenture expired. Under the indenture, the Trustee on its own or the holders of 25% or more of the outstanding principal amount of the Senior Subordinated Notes have had the right, by written notice, since the expiration of the cure period, to declare all amounts owed under the indenture immediately due and payable. If the indebtedness represented by the Senior Subordinated Notes is accelerated, such acceleration would result in a default under the Credit Agreement, the Company's 12 1/4% Series B Senior Subordinated Discount Notes (the "Senior Subordinated Discount Notes"), the Convertible Debentures and certain other Company indebtedness. In such event, the Company would not then be able to meet its accelerated payment obligations. Bowling Worldwide also failed to make the required cash interest payment of approximately $13.6 million on the Senior Subordinated Notes due on March 15, 2001 and did not make such payment during the 30 day period to cure. As of April 15, 2001, neither Bowling Worldwide nor AMF Bowling has received notice that any of its indebtedness has been or will be accelerated.

     Bowling Worldwide did not make a scheduled principal payment to the Lenders of $12.8 million that was due on December 29, 2000. Bowling Worldwide did pay $3.0 million of the $14.7 million of interest then due under the Credit Agreement on December 29, 2000. The remainder of the $14.7 million of interest (at a non-default interest rate) due was paid on a weekly schedule during the first quarter of 2001. In addition, the Lenders' waiver of the financial covenants in the Credit Agreement expired on December 31, 2000. As a result of the foregoing, Bowling Worldwide is in default under the Credit Agreement.

     Bowling Worldwide did not make a scheduled principal payment under the Credit Agreement of $12.8 million, which was due on March 30, 2001 but did make a $16.4 million interest payment under the Credit Agreement on March 30, 2001. This payment represented interest at the non-default interest rate and was approximately $2.8 million less than the interest would have been at the default rate. As explained above, Bowling Worldwide is in default under the Credit Agreement and the Senior Subordinated Notes and such defaults could result in the acceleration of the indebtedness under the Credit Agreement, the Senior Subordinated Notes, the Senior Subordinated Discount Notes, the Convertible Debentures and certain other indebtedness of the Company. However, as of April 15, 2001, neither AMF Bowling nor Bowling Worldwide has received notice that any of its indebtedness has been or will be accelerated. The Company is also not aware that a creditor, including the Lenders and the holders of Senior Subordinated Notes and the Senior Subordinated Discount Notes (collectively, the "Subordinated Note Holders"), has taken action, or notified the Company that it will take action, to enforce their rights or remedies against the Company or its assets as a result of the defaults described above.

     Since January 2001, the Company has funded its day to day operating expenses and requirements for capital expenditures from cash flow from operations. During 2001, scheduled principal payments under the Credit Agreement increase significantly and cash interest becomes payable on the Senior Subordinated Discount Notes. Management anticipates that the Company will not make such principal and interest payments.

     During 2000, the New York Stock Exchange (the "NYSE") delisted the Common Stock, the Senior Subordinated Notes and Senior Subordinated Discount Notes. The NYSE's action was taken in part due to the Company's restructuring and in part due to the fact that the Common Stock traded below the NYSE's continued listing criteria relating to a minimum share price. Since November 22, 2000, the Common Stock has traded in the over-the-counter market under the symbol "AMBW."

     In mid 2000, Bowling Worldwide retained financial and legal advisors to assist it in evaluating its restructuring and refinancing alternatives. At the time, management believed the possible alternatives included a consensual, negotiated restructuring, a reorganization under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. (S) 101 et seq. ("Chapter 11") and/or other possible
                                   -- ---
methods for reducing the Company's long-term debt and improving its capital structure. Any alternative selected would likely have a material adverse effect on the ability of AMF Bowling's shareholders to recover their investment in the Common Stock and on the ability of the Subordinated Notes Holders and the holders of the Convertible Debentures and other Company indebtedness to receive interest and principal payments due thereon.

     Bowling Worldwide and its advisors have provided certain information to and held substantive discussions with the steering committees for the Lenders and the Subordinated Notes Holders. The Lenders and the Subordinated Notes Holders have each retained their own separate legal and financial advisors.

     Management now believes that a Chapter 11 filing is the most likely and efficient means to complete the debt restructuring. The Company and the steering committees for the Lenders and the Subordinated Notes Holders are continuing discussions regarding the debt restructuring. The Company believes that these discussions are constructive and progress is being made. Accordingly, at this time management has not made a recommendation to the Board of Directors of Bowling Worldwide (the "Board") with respect to a Chapter 11 filing and the Board has not yet taken any action in this regard. Bowling Worldwide has also begun discussions with the Lenders and the Subordinated Notes Holders about a potential Chapter 11 filing as well as business and legal issues related to such a filing in order to ensure an orderly proceeding with minimal impact on the Company's operations, employees and customers.

     In order to facilitate a restructuring in a Chapter 11 proceeding, Bowling Worldwide has received proposals for a secured debtor-in-possession financing facility (a "DIP Facility"). Although no assurances can be given, Bowling Worldwide believes that it would have a commitment from the Lenders for a DIP Facility at the time of filing for a reorganization under Chapter 11. Management believes that the borrowing capacity under a DIP Facility, in addition to available cash on hand of approximately $40.0 million as of April 13, 2001, will be sufficient to meet the Company's current liquidity and capital expenditure requirements during the period when the Company would be operating under Chapter 11, although no assurances can be given in this regard.

     While it is diligently pursuing a financial restructuring, Bowling Worldwide is unable to predict if it will be able to arrive at a restructuring plan, acceptable to the Lenders and the Subordinated Notes Holders, before a filing is made or during a Chapter 11 proceeding. Bowling Worldwide is unable to predict whether it will be able to satisfactorily implement such a plan, or whether, in the interim, the Lenders and the Subordinated Notes Holders will continue to forbear from exercising any or all of the remedies available to them, including acceleration of the Company's indebtedness, an involuntary bankruptcy proceeding and, in the case of the Lenders, realization on collateral for their indebtedness.

     Because retention of key personnel and maintenance of employee morale is so critical during a restructuring, in mid 2000, certain bonus, severance and retention programs were approved. The programs extend to senior management, bonus-eligible and stock option-eligible personnel, including all center managers around the world. These retention programs are conditioned upon continued employment to specific dates. In March 2001, after consultation with its compensation advisor and financial advisor, the Board approved several enhancements to the year 2001 incentive compensation plan designed to encourage retention and motivate key personnel during the restructuring process.

     The members of the Board of Directors and management of AMF Bowling are also the directors and management of Bowling Worldwide. As discussed above, AMF Bowling first announced the restructuring in August 2000. In November 2000, the directors and management of AMF Bowling retained separate legal advisors to assist the directors and management of AMF Bowling in the evaluation of the alternatives for AMF Bowling given the restructuring by Bowling Worldwide.

     As of this date, the Board of Directors of AMF Bowling has made no decision and has taken no action concerning a restructuring of or the filing of a Chapter 11 by AMF Bowling.

     Under the Credit Agreement, Bowling Worldwide may not upstream funds to AMF Bowling. AMF Bowling has no operating assets or businesses and its only investment is the stock of its subsidiary, AMF Group Holdings, which is the parent of Bowling Worldwide. As of April 13, 2001, AMF Bowling had approximately $0.5 million in cash.

     Management believes that AMF Bowling lacks the liquidity to sustain its operation and has no ability to obtain financing at this time. Any restructuring of AMF Bowling is likely dependent on the restructuring of Bowling Worldwide. AMF Bowling will continue to obtain independent advice as deemed necessary with regard to the restructuring of Bowling Worldwide and its impact on AMF Bowling.

Business Segments

Bowling Centers

     In the United States, AMF owns 403 bowling centers (as of March 31, 2001) in 40 states and Puerto Rico. Outside the United States, AMF owns (as of March 31, 2001) 118 centers in nine countries: Australia (48), the United Kingdom
(35), Brazil (12), Mexico (9), China (including Hong Kong) (4), France (4), Japan (3), Spain (2) and Argentina (1). Of the U.S. centers, 207 were acquired as part of the Acquisition, 234 were acquired thereafter and two were constructed. AMF has closed 40 centers since the Acquisition. Of the international centers, 78 were acquired as part of the Acquisition, 46 were acquired thereafter, including 22 in the United Kingdom, ten in Australia, one in France and 13 centers in Argentina and Brazil that were previously owned as part of a joint venture with a Sao Paulo-based amusement and entertainment company and one was constructed in Australia. One center each in China, Japan and the United Kingdom was closed, and one center each in Canada, Switzerland, China and the United Kingdom was sold. See "Note 15. Acquisitions" and "Note 16. Joint Ventures" in the Notes to Consolidated Financial Statements for discussions regarding acquisitions and joint ventures.

     Bowling Centers derives its revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources such as shoe rental, amusement machines, billiards and pro shops. In 2000, bowling, food and beverage and other revenue represented 58.0%, 27.5% and 14.5% of total Bowling Centers revenue, respectively.

     Bowling revenue, the largest segment of a bowling center's revenue, is derived from league, tournament and recreational play, which includes managed, or scheduled (such as birthday or corporate parties), and open, or unscheduled, play. Food and beverage sales are generally through snack bars that offer food, soft drinks and, at most centers, alcoholic beverages. Other revenue is derived from shoe rental, amusement machines, billiards and pro shops.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 17. Business Segments" and "Note 18. Geographic Segments" in the Notes to Consolidated Financial Statements for additional information regarding business and geographic segments.

Bowling Products

     Bowling Products manufactures and sells bowling center equipment and supplies, including automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, lane machines and chemicals and certain spare and modernization parts. Bowling Products also resells products including bowling balls, bags, shoes and other bowlers' aids, primarily through pro shops. Bowling Products consists of two categories: (i) NCPs and (ii) Modernization and Consumer Products.

     NCPs include the bowling equipment necessary to outfit new or expand existing bowling centers, such as lanes, pinspotters, automatic scoring equipment, bowler seating, ball returns, masking units and bumpers. In addition, Bowling Products also refurbishes and sells used pinspotters. Combined with new automatic scoring, lanes, bowler seating, and other components, these used pinspotters are sold as Factory Certified Packages ("FCPs"). FCP revenue is included in the NCP category. Traditionally, as bowling is introduced and becomes popular in new markets, the economics of constructing and operating bowling centers become attractive and drive demand for NCPs. For over 20 years, the majority of NCP sales have been to international markets. Until 1998, this trend was fueled by the growth of bowling in several countries, particularly China, Korea and Taiwan. Economic difficulties in the Asia Pacific region, as well as the limited availability of construction financing for customers and the lack of a significant emerging market to replace China, Korea and Taiwan, have continued to keep demand for NCPs below peak levels achieved during 1997.

     As an initial response to these soft market conditions, Bowling Products entered into three-year joint distribution agreements with Shanghai Zhonglu Industrial Corporation ("Zhonglu") in June 1999 whereby Zhonglu became the exclusive distributor of AMF products in China and Bowling Products became the exclusive distributor of Zhonglu's bowling products and parts outside of China. In 1999 and 2000, Bowling Products purchased component parts from Zhonglu as part of its long-term strategy to reduce manufacturing costs. However, sales of both AMF products in China and Zhonglu products outside China were slower than anticipated. In September 2000, the Company and Zhonglu amended the distribution agreements to replace the exclusive sales relationship with a non-exclusive relationship. Although the Company continues to purchase certain component parts from Zhonglu under the revised agreements, both parties are pursuing alternative sales channels. See "--Business Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Bowling Products."

     Sales of Modernization and Consumer Products to bowling center operators have traditionally provided a somewhat more stable base of recurring revenue on an annual basis. These products include modernization equipment, both proprietary and standard spare parts for existing equipment and other products including pins, shoes and supplies. Some of these products, such as bowling pins, should be replaced on approximately an annual basis to maintain a center, while certain less frequent investments in other equipment are necessary to modernize a center and are often required to maintain customers. AMF also sells products including balls, bags and apparel to pro shops and bowlers.

     In addition to bowling equipment and supplies, AMF manufactures and sells billiards tables under the PlayMaster, Highland and Renaissance brand names.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 17. Business Segments" and "Note 18. Geographic Segments" in the Notes to Consolidated Financial Statements for additional information regarding business and geographic segments.

Business Strategy

U.S. Bowling Centers

     Based upon an internal evaluation of the key drivers for successful center performance, management has and will continue to focus on the following initiatives: (i) improved training for center and facility managers; (ii) enhanced incentive-based compensation for center managers and key staff; (iii) more effective marketing programs; (iv) improved cost management of payroll through better labor scheduling and (v) more efficient center purchasing through a centralized program to reduce supplies expense. Management believes that there is an opportunity for external growth through acquisition, construction and eventual franchising of bowling centers. However, the Company's restructuring precludes pursuit of these opportunities at this time.

     Management believes that quality and experience of the center manager and staff are the most important factors that differentiate the better performing centers in the AMF system. Because a bowling center manager is responsible for a wider range of functional areas than most retail managers, the quality and experience of a center manager has a greater impact on the operations of the center than a typical retail store manager. The Company is attempting to recruit higher quality center managers and staff and to devote more resources to training. During 2001, the Company will implement a comprehensive training program that combines classroom and on-site training to improve overall center performance and reduce turnover.

     The Company recently established a more aggressive incentive compensation plan to reward performance with an increased bonus potential for over-achievement. Management believes that higher profitability should offset the cost of this performance-based compensation. The new compensation system should also help attract better manager candidates as well as reduce management turnover.

     The Company's national marketing team supports the bowling centers through programs designed to increase awareness and visits to bowling centers across a broad customer base. The Company's 2001 national marketing calendar will focus on radio advertising supported by targeted mailing programs and special promotions geared separately to league, open and managed play customers.

     The Company will also focus on improving food and beverage revenue growth through several initiatives expected to increase the speed and improve the quality of food service. Implementation of better inventory and cost controls, along with menu consolidations, should further improve food and beverage margin.

     Management expects to improve cash flow margins with the help of certain cost reduction initiatives. At the center level, a weekly payroll report and payroll planning guide will help each center manager better schedule and manage payroll, the largest category of a center's operating expenses. An automated center purchasing program has been rolled out to all U.S. centers to leverage the Company's size in order to increase purchasing efficiency. In late 2000, management reduced the size of its field organization to eliminate certain supervisory, monitoring and support services that did not add sufficient value. Management also expects to improve center operating performance by driving more decision-making and accountability to the center level.

International Bowling Centers

     The Company's operating strategies vary by country, although in general management is focused on operating initiatives similar to those described for U.S. centers. As the Company expanded in the U.K. and Australia, the quality of center managers was generally less. A greater emphasis on training has already been implemented in both the U.K. and Australia.

Bowling Products

     In March 2001, the Company hired John Suddarth as Chief Operating Officer for Bowling Products. His new management team intends to evaluate strategy, operations and organization with the intent to put in motion a turnaround plan to achieve profitability. The increased product and customer focus expected to be achieved from reorganization will be complementary to recent strategic initiatives focused on product quality enhancements and better management information systems.

     The Company believes that opportunities exist to reduce international order fulfillment lead times while continuing to improve the accuracy and completeness of shipments. The new management team is exploring regional distribution to replace country-based inventory storage facilities. In addition, management will continue to eliminate outdated and redundant stock keeping units ("SKUs").

     The new management team will also implement a working capital management program. With declining sales, working capital management has become more of a challenge because of the broad product line and SKUs required to serve the global markets. Opportunities for product line rationalization are being investigated. Bowling Products began establishing inventory and accounts receivable targets in late 2000 as performance measures for some of its international managers. In 2001, specific working capital targets will be used as key operational measures in determining incentive compensation.

Seasonality

     The financial performance of Bowling Centers operations is seasonal. Cash flows typically peak in the winter and reach their lows in the summer. While the geographic diversity of Bowling Centers operations helped reduce this seasonality in the past, the increase in the number of U.S. centers owned and/or operated by the Company resulting from acquisitions has accentuated the seasonality of that business.

     Modernization and Consumer Products sales also display seasonality. The beginning of league play in the fall of each year drives the U.S. market, which is the largest market for Modernization and Consumer Products. While operators purchase consumer products throughout the year, they often place larger orders during the summer in preparation for the start of league play in the fall. Summer is also generally the peak period for installation of modernization equipment. Operators typically sign purchase orders for modernization equipment during the first four months of the year after they receive winter league revenue indications. Equipment is then shipped and installed during the summer when leagues are generally less active. However, sales of some modernization equipment such as automatic scoring and synthetic lanes are less predictable and fluctuate from year to year because of the longer life cycle of these major products.

Industry and Competition

Bowling Centers

     Bowling is both a competitive sport and a recreational entertainment activity and faces competition from numerous alternative leisure activities. The success of AMF's bowling operations is subject to continued interest in bowling, the availability and affordability of other sports, and recreational, entertainment alternatives, the amount of customer leisure time, as well as various other social and economic factors over which AMF has no control.

     The Company's centers also compete with other bowling centers. The Company competes primarily through customer service as well as the quality of its bowling equipment, location, facilities, food and beverage offerings and marketing programs. See "--Business Strategy" and "Management's Discussion of Financial Condition and Results of Operations--Bowling Centers."

     As shown in the following table, the U.S. bowling center industry is highly fragmented, and consists of two relatively large bowling center operators, AMF (which had 408 U.S. centers as of December 31, 2000) and Brunswick Corporation ("Brunswick") (which had approximately 113 U.S. centers as of December 31,
2000), three medium-sized chains, which together account for 59 bowling centers, and approximately 5,016 bowling centers owned by single-center and small-chain operators, which typically own four or fewer centers. The top five operators (including AMF) account for approximately 10.4% of the total number of U.S. bowling centers.

                        U.S. BOWLING CENTER INDUSTRY(a)

                                                      Number of
                       Operator                       Locations    % of Total
                       --------                       ---------    ----------

     AMF                                                    408          7.3%
     Brunswick                                              113          2.0
     Bowl America                                            22          0.4
     Community Bowling Centers                               22          0.4
     Bowl New England                                        15          0.3
                                                          -----        -----
           Subtotal                                         580         10.4
     Single-center and small-chain operators              5,016         89.6
                                                          -----        -----
           Total                                          5,596        100.0%
                                                          =====        =====

__________________________________
(a)  AMF estimate at December 31, 2000.

     The international bowling center industry is also highly fragmented. There are few chain operators in any one country and a large number of single-center operators. AMF generally enjoys a relative size advantage (i.e., a larger number of lanes per center), and is competitively well-positioned in Australia, the United Kingdom and Mexico.

     In the United States, the operation of bowling centers, including the Company's, generally has been characterized by slightly declining lineage (number of games bowled per lane per day). This decline has been primarily caused by a decrease in the number of league bowlers. While more people are bowling at AMF's bowling centers, they are bowling less often. As part of the Company's recent efforts to improve the financial performance of the Company's centers, AMF is seeking to improve lineage. However, there can be no assurances that lineage will increase or that the lineage will not further decline. In 1999 and 2000, the U. S. constant center (centers that have been operated by the Company at least one full fiscal year) lineage declined slightly each year. These decreases were offset with price increases yielding a net constant center revenue growth. See "--Business Strategy" for a discussion of the Company's business strategy for its bowling centers. Internationally, although trends vary by country, certain of the markets in which AMF operates have experienced increasing competition as they have matured, resulting in declining lineage.

Bowling Products

     AMF and Brunswick are the two largest manufacturers of bowling center equipment and are the only full-line manufacturers of bowling equipment and supplies that compete on a global basis. The Company also competes with smaller, focused companies in certain product lines. See "--International Operations" for a discussion of additional factors that may affect the international operations of Bowling Products. Management estimates that AMF accounts for approximately 40% of the worldwide installed base of bowling center equipment.

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

     The Company has operated in international markets for over 30 years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment and may adversely impact sales volume and profit margins during such periods.

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 15.9% and 27.4% of consolidated revenue and EBITDA, respectively, in 2000. Revenue and EBITDA of international bowling centers represented 17.0% and 32.9% of consolidated revenue and EBITDA, respectively, in 1999.

     The demand for NCPs remains below the peak levels achieved during 1997. Management believes this was the result of economic difficulties in the Asia Pacific region, as well as the failure of another international market to develop the strong demand experienced in Asia Pacific in the early and mid 1990's and the limited availability of financing for customers who want to build new centers.

     In response to these market conditions as well as the strengthened enforcement of import restrictions in China discussed below, Bowling Products entered into three-year joint distribution agreements with Zhonglu in June 1999. Under the terms of these agreements, Zhonglu became the exclusive distributor of AMF products in China and Bowling Products became the exclusive distributor of Zhonglu's bowling products and parts outside of China. In 1999 and 2000, Bowling Products purchased component parts from Zhonglu as part of its long-term strategy to reduce manufacturing costs. However, sales of both AMF products in China and Zhonglu products outside China were slower than anticipated. In September 2000, the Company and Zhonglu amended the distribution agreements to replace the sales relationship with a non-exclusive arrangement. The Company continues to source some component parts from Zhonglu under the revised agreements, but both parties are pursuing alternative sales channels. Management believes that in January, 2000, Zhonglu reached an agreement with Brunswick for Brunswick to become the primary global sales organization for Zhonglu products. Management is evaluating how this new relationship impacts the Company's ongoing purchase of component parts from Zhonglu.

     China has strengthened enforcement of its import restrictions by requiring the payment of full customs duties and value-added taxes on the importation of new and used capital goods. The Chinese government also prohibits importation of used capital equipment without permits, which are very difficult to obtain. Local Chinese companies, however, are not subject to the same restrictions. For example, Zhonglu produces locally and sells bowling equipment that is not subject to the customs duties or permit requirements that affect the Company's imported equipment. Zhonglu has experienced significant acceptance by local customers. Management believes that these import restrictions will continue for the foreseeable future as a barrier against the sale of the Company's products. Management is presently reviewing its alternatives for selling bowling products in China.

     NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 35.4% of total NCP unit sales in 2000 compared with 43.0% in 1999. Economic difficulties in the Asia Pacific region and increased competition in general have both affected sales of NCPs. NCP sales totaled $44.0 million in 2000, representing a decrease of 16.3% from 1999. NCP shipments were 1,513 units for 2000, representing an increase of 12.7% from 1999. NCP sales totaled $52.6 million in 1999, representing a decrease of 41.9% from 1998. NCP shipments were 1,343 units for 1999, representing a decrease of 45.5% from 1998. See "--Seasonality and Market Development Cycles."

     See "Note 17. Business Segments" and "Note 18. Geographic Segments" in the Notes to Consolidated Financial Statements for additional financial information concerning the Company's operations in different geographic areas.

Employees

Bowling Centers

     As of December 31, 2000, Bowling Centers had approximately 16,386 full- and part-time employees worldwide. The Company believes that its relations with its Bowling Centers employees are satisfactory.

                                                              Number of
               Country                                       Employees (a)
               -------                                       -------------

               United States                                     13,715
               International:
                   Australia                                      1,111
                   United Kingdom                                   805
                   Mexico                                           272
                   China (including Hong Kong)                       84
                   France                                           104
                   Japan                                             62
                   Spain                                             33
                   Argentina                                         17
                   Brazil                                           183
                                                                -------
               Total International                                2,671
                                                                -------
               Total Worldwide                                   16,386
                                                                =======

_______________________________________
(a)  Numbers vary depending on the time of year.

Bowling Products

     As of December 31, 2000, Bowling Products had approximately 757 full-time employees worldwide. The Company believes that its relations with its Bowling Products employees are satisfactory. Employees are divided along functional lines as shown in the table below.

                                                        Number of
Segment                                                 Employees
-------                                                 ---------

Manufacturing                                                  494
                                                        ----------
Sales:
    Asia Pacific                                                75
    Europe                                                      88
    Americas                                                    80
    Australia                                                    9
    Mexico                                                      11
                                                        ----------
         Total Sales                                           263
                                                        ----------
         Total Worldwide                                       757
                                                        ==========

Corporate

     As of December 31, 2000, corporate had approximately 137 full-time employees. The Company believes that its relations with its corporate employees are satisfactory.

ITEM 2.   PROPERTIES

Bowling Centers

     As of December 31, 2000, AMF operated 408 bowling centers and related facilities in the United States and 117 centers in nine other countries. A regional list of these facilities is set forth below:

                                 U.S. CENTERS


                             Number of    Number of
             Region          Districts    Locations (a)    Owned    Leased
             ------          ---------    -------------    -----    ------

          East                  12             144           91        53
          Central               11             133           91        42
          West                  11             131           77        54
                               ---             ---          ---       ---
            Total               34             408          259       149
                               ===             ===          ===       ===

________________________________________
(a) AMF owns and operates two golf practice ranges, one each in Aurora, Illinois and Charlotte, North Carolina. The ranges are not included in the foregoing table.

                             INTERNATIONAL CENTERS

                                    Number of
            Country                 Locations        Owned    Leased
            -------

          Australia                       47             27        20
          United Kingdom                  35             12        23
          Brazil                          12              0        12
          Mexico                           9              5         4
          China                            4              0         4
          France                           4              0         4
          Japan                            3              0         3
          Spain                            2              0         2
          Argentina                        1              0         1
                                         ---            ---       ---
            Total                        117             44        73
                                         ===            ===       ===

     AMF's leases are subject to periodic renewal. Fifty-one of the U.S. centers have leases that expire during the next three years. Thirty-five of such leases have renewal options. Twenty-two of the international centers have leases that expire during the next three years. Three of such leases have renewal options. For information concerning major encumbrances on AMF-owned real estate, see "Note 8. Long-Term Debt and 1999 Recapitalization Plan" in the Notes to Consolidated Financial Statements.

Bowling Products

     As of December 31, 2000, AMF owned or leased facilities at three locations in the United States, two of which are used for its Bowling Products business and one of which is used for its billiards business. AMF also leased facilities at 14 international locations that are used as offices or warehouses. For information concerning major encumbrances on AMF-owned real estate, see "Note 8. Long-Term Debt and 1999 Recapitalization Plan" in the Notes to Consolidated Financial Statements.

                                                  U.S. Facilities
                                                                                             Approximate      Owned/
   Location                           Products                                              Square Footage    Leased
   --------                           --------                                              --------------    -------

Richmond, VA      World headquarters, pinspotters, automatic scoring, synthetic lanes,          360,000        Owned
                  other capital equipment, consumer products, used pinspotters and               54,000        Leased
                  lane maintenance equipment
Lowville, NY      Pins and wood lanes                                                           171,000        Owned
Bland, MO         Billiard tables (AMF Billiards and Games)                                     116,926        Owned
                                                                                                 33,000        Leased


                           International Facilities

                                                         Approximate      Owned/
              Location                     Functions    Square Footage    Leased
              --------                     ---------    --------------    ------

Emu Plains, Australia                        Office              400      Leased
                                           Warehouse          10,100      Leased
Hong Kong                                    Office            2,500      Leased
Shanghai, China                              Office              400      Leased
Beijing, China                             Warehouse           4,000      Leased
Levallois-Perret, France                     Office              984      Leased
                                           Warehouse           1,470      Leased
Mainz-Kastel, Germany                        Office              656      Leased
                                           Warehouse           1,650      Leased
Bangalore, India                             Office            1,050      Leased
New Delhi, India                             Office            2,000      Leased
Yokohama, Japan                              Office            4,626      Leased
                                           Warehouse           8,888      Leased
                                            Service
                                             Center            1,634      Leased
Seoul, South Korea                           Office            5,119      Leased
                                           Warehouse           7,472      Leased
Mexico City, Mexico                          Office            1,300      Leased
                                           Warehouse          11,431      Leased
Warsaw, Poland                               Office              209      Leased
Granna, Sweden                               Office            4,515      Leased
                                           Warehouse          12,705      Leased
Hemel Hempstead, United Kingdom              Office           11,500      Leased
                                           Warehouse          11,770      Leased

ITEM 3.   LEGAL PROCEEDINGS

     On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased Common Stock in AMF Bowling's initial public offering of Common Stock (the "Initial Public Offering") or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933, as amended, based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend against it vigorously.

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF Bowling Products"), an indirect subsidiary of Bowling Worldwide, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to 38 NCPs purchased from AMF Bowling Products. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     On November 6, 1998, the court awarded Hai Heng approximately $3.5 million. AMF Bowling Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court on February 11, 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF Bowling Products. AMF Bowling Products filed an appeal to the Supreme People's Court in Beijing (the "Supreme Court"). The Supreme Court orally issued a stay of the execution of the judgment. AMF Bowling Products has been advised that the Supreme Court has declined to review the case and the People's Court judgment is now final.

     On September 21, 2000, the United States Securities and Exchange Commission (the "SEC") issued a subpoena to AMF Bowling seeking documents concerning the Company's financial statements and accounting practices and policies. On February 12, 2001, AMF Bowling received a notification from the staff of the SEC stating that the investigation was terminated and that no enforcement action was recommended to the SEC.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, discrimination claims, workers' compensation claims and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. Certain of these litigations will be subject to the automatic stay upon a Chapter 11 filing. In management's opinion, these claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

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

     The Company currently and from time to time is subject to environmental claims. In management's opinion, the various claims in which the Company currently is involved are not likely to have a material adverse impact on its financial position or results of operations. However, it is not possible to ensure the outcome of such claims.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

     The Board of Directors of AMF Bowling has not yet set a date for its annual shareholders' meeting because of its restructuring efforts. AMF Bowling will notify its shareholders under Item 5 in AMF Bowling's earliest possible quarterly report on Form 10-Q when a date for the annual meeting is set.

                                    PART II

ITEM 5.   MARKET FOR AMF BOWLING COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

     AMF Bowling's Common Stock, $.01 par value, began trading on the New York Stock Exchange on November 7, 1997, under the symbol "PIN."

     During 2000, the NYSE delisted the Common Stock, the Senior Subordinated Notes and Senior Subordinated Discount Notes. The NYSE's action was taken in part due to the Company's restructuring and in part due to the fact that the Common Stock traded below the NYSE's continued listing criteria relating to a minimum share price. Since November 22, 2000, the Common Stock has traded in the over-the-counter market under the symbol "AMBW."

     As of March 31, 2001, there were approximately 7,400 holders of record of the Common Stock. The reported high and low sales prices for the Common Stock for each of the four quarters of 1999 and 2000 were as follows:

                                           1999                     2000
                                   --------------------      ------------------
                                    High         Low         High         Low
          Quarter Ended            -------      -------      ------     -------
          -------------
          March 31                 $     6      $     4      $3 1/2     $2 1/16
          June 30                    8 3/4        3 1/2       2 1/4        3/16
          September 30              8 5/16        3 3/8       13/16         1/8
          December 31                4 1/2       2 5/16         3/8        1/32

     AMF Bowling has not paid any cash dividends on the Common Stock and intends to retain earnings, if any, for use in the Company's business.

     The Company conducts all of its business through subsidiaries. AMF Bowling provides certain management services related to its holding company operations. AMF Bowling's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to AMF Bowling for any purpose, whether in the form of loans, dividends or otherwise. Moreover, Bowling Worldwide is prohibited under both the Credit Agreement and certain indentures governing its Senior Subordinated Notes and Senior Subordinated Discount Notes from upstreaming funds to AMF Bowling by dividends, loans or otherwise, to pay cash dividends.


ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data set forth below for the fiscal years indicated were derived from AMF Bowling's audited consolidated financial statements for the years ended December 31, 2000, 1999, 1998 and 1997, the period ended December 31, 1996, and the audited combined financial statements of the Company's predecessor (the "Predecessor Company") for the four months ended April 30, 1996. The consolidated pro forma results set forth below for the year ended December 31, 1996 are presented as if the Acquisition had occurred on January 1, 1996, and are based on the Predecessor Company's statement of income for the period ending April 30, 1996, AMF Bowling's statement of operations from its inception through December 31, 1996, and adjustments giving effect to the Acquisition under the purchase method of accounting. The data should be read in conjunction with AMF Bowling's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appear elsewhere herein.

     The Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's financial position, including the default on its debt and the continuing losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, a prompt restructuring, refinancing or Chapter 11 relief, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. Further, a plan of reorganization could materially affect the assets and liabilities reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of this uncertainty.

     The comparability of the selected financial data is affected by the Company's bowling center acquisition program. In 1996, the Company, through AMF Bowling Centers, Inc. ("AMF Bowling Centers"), a direct subsidiary of Bowling Worldwide, acquired 57 bowling centers from unrelated sellers. The combined purchase price was $108.0 million. In 1997, AMF Bowling Centers acquired 122 bowling centers from a number of unrelated sellers. The combined purchase price was $232.7 million (including amounts paid in 1998 for certain bowling centers included in the 1997 total). In 1998, AMF Bowling Centers acquired 83 bowling centers from a number of unrelated sellers. The combined purchase price was $156.8 million. In 1999, AMF Bowling Centers acquired one center for a purchase price of $1.4 million. In 2000, AMF Bowling Centers acquired 4 centers (excluding the 13 joint venture centers acquired in December 2000) for a combined purchase price of $8.6 million. See "Item 1. Business--General Development of Business" and "Note 14. Supplemental Disclosures to the Consolidated Statements of Cash Flows" and "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements.

     The selected financial data include operating results expressed in terms of EBITDA, which represents earnings before net interest expense, income taxes, depreciation and amortization, restructuring and asset impairment charges, and refinancing charges. EBITDA information is included because the Company understands that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, other measures of performance determined in accordance with U.S. generally accepted accounting principles.



                                                                                                                  |  Four Months
                                                                                                                  |     Ended
                                                           For the year ended December 31,                        |   April 30,
                                                ----------------------------------------------------------------  |  -----------
                                                                (dollars in millions)                             |
                                                                   AMF Bowling, Inc.                              |
                                                ----------------------------------------------------------------  |  Predecessor
                                                Pro Forma                                                         |    Company
                                                1996 (a)    1996 (b)  1997       1998        1999         2000    |   1996 (c)
                                                --------    -------   --------   --------    --------    -------  |  ----------
Income Statement Data:                                                                                            |
Operating revenue (d )                          $  548.9    $ 384.8   $ 713.7    $  736.4    $  732.7    $ 715.0  |  $ 164.9
                                                --------    -------   --------   --------    --------    -------  |  ----------
Cost of goods sold                                 173.6      130.5     212.6       202.2       177.2      173.1  |     43.1
Bowling center operating expenses (d)              178.8      123.7     251.2       338.2       373.4      386.9  |     80.2
Selling, general and administrative expenses        51.0       35.1      64.5        65.8        79.4       71.0  |     35.5
Restructuring and asset impairment charges             -          -         -           -        16.6        5.0  |        -
Refinancing charges                                    -          -         -           -           -        6.5  |        -
Depreciation and amortization                       73.5       49.4     102.5       120.6       133.6      136.7  |     15.1
                                                --------    -------   --------   --------    --------    -------  |  ----------
Operating income (loss)                             72.0       46.1      82.9         9.6       (47.5)     (64.2) |     (9.0)
Interest expense, gross                            106.2       78.0     118.4       114.7       128.3      133.8  |      4.5
Other income (expense), net                          3.8        3.9      (8.1)       (5.3)       (4.0)       0.4  |     (0.1)
                                                --------    -------   --------   --------    --------    -------  |  ----------
Net loss before income taxes                       (30.4)     (28.0)    (43.6)     (110.4)     (179.8)    (197.6) |    (13.6)
Provision (benefit) for income taxes                (8.9)      (8.5)    (12.8)        7.3        27.7        2.4  |     (1.7)
                                                --------    -------   --------   --------    --------    -------  |  ----------
Net loss before equity in loss of                                                                                 |
  joint ventures and extraordinary items           (21.5)     (19.5)    (30.8)     (117.7)     (207.5)    (200.0) |    (11.9)
Equity in loss of joint ventures, net of tax           -          -      (1.4)       (8.2)      (18.6)      (0.5) |        -
                                                --------    -------   --------   --------    --------    -------  |  ----------
Net loss before extraordinary items                (21.5)     (19.5)    (32.2)     (125.9)     (226.1)    (200.5) |    (11.9)
Extraordinary items, net of tax                        -          -     (23.4)          -        63.9          -  |        -
                                                --------    -------   --------   --------    --------    -------  |  ----------
Net loss                                        $  (21.5)   $ (19.5)  $ (55.6)   $ (125.9)   $ (162.2)   $(200.5) |  $ (11.9)
                                                ========    =======   ========   ========    ========    =======  |  ==========

Net loss per share before extraordinary items   $  (0.55)   $ (0.49)  $ (0.71)   $  (2.11)   $  (3.23)   $ (2.40) |
Per share effect of extraordinary items                -          -     (0.52)          -        0.91             |
                                                --------    -------   --------   --------    --------    -------  |
Net loss per share                              $  (0.55)   $ (0.49)  $ (1.23)   $  (2.11)   $  (2.32)   $ (2.40) |
                                                ========    =======   ========   ========    ========    =======  |

Selected Data:                                                                                                    |
EBITDA  (e)                                     $ 145.5     $  95.5   $ 185.4    $  130.2    $  102.7    $  84.0  |  $   6.1
EBITDA margin                                      26.5%       24.8%     26.0%       17.7%       14.0%      11.7% |      3.7%

                                               For the year ended December 31,
                            ------------------------------------------------------------------------
                                                     (dollars in millions)

                                                       AMF Bowling, Inc.
Balance Sheet Data:            1996           1997           1998           1999            2000
                            -----------    -----------    -----------    -----------    ------------
Working capital (f)         $      7.8     $     43.9     $     70.6     $     22.5     $  (1,284.1)
Goodwill                         771.1          772.3          772.7          765.1           746.1
Total assets                   1,594.0        1,832.1        1,980.8        1,826.9         1,733.6
Total debt                     1,091.3        1,060.6        1,344.0        1,221.2         1,315.4
Stockholders' equity             408.8          654.0          529.6          489.9           282.1
Total capital                  1,500.1        1,714.6        1,873.6        1,711.1         1,597.5


(a) Represents results of operations for the year ended December 31, 1996 as if the Acquisition had occurred on January 1, 1996. AMF Group Holdings' unaudited pro forma statement of income for the year ended December 31, 1996 is based on the Predecessor Company's statement of operations for the four-month period ending April 30, 1996, AMF Group Holdings' statement of operations for the period ended December 31, 1996, and the following adjustments giving effect to the Acquisition under the purchase method of accounting:
     (i) To reflect the impact of AMF Group Holdings not acquiring in the Acquisition the operations of one bowling center in Switzerland and one bowling center in Spain.
     (ii) To eliminate a one-time charge of $44.0 million for special bonuses and payments made by the Predecessor Company owners in April 1996.
     (iii) To reflect the increase in depreciation and amortization expense resulting from the allocation of the purchase price to fixed assets and goodwill and a change in the method of depreciation of fixed assets. The Predecessor Company principally used the doubled declining balance method. The amount of the pro forma adjustment for depreciation was determined using the straight-line method over the estimated lives of the assets acquired. Goodwill is being amortized over 40 years.
     (iv) To reflect the incremental interest expense associated with the issuance of debt which partially funded the Acquisition.
     (v) To give effect to the change in status of the U.S. and international subsidiaries of AMF Bowling from S corporations to taxable corporations under the U.S. federal tax laws upon consummation of the Acquisition.
(b) For the period from the inception date of January 12, 1996 through December 31, 1996, which includes the results of operations of the acquired business from May 1, 1996 through December 31, 1996.
(c)  Represents results of operations from January 1, 1996 through April 30,
     1996.
(d) Certain amounts have been reclassified to conform with current year presentation.
(e) EBITDA includes charges primarily related to inventory and accounts receivable of $39.2 million in 2000 and $26.5 million in 1999.
(f) Working capital as of December 31, 2000 includes the classification of $1,315.4 million of long-term debt as a current liability. See "Note 8. Long-Term Debt and 1999 Recapitalization Plan" in the Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the SEC are or may be forward-looking statements, including possible or assumed future results of the operations of the Company, including but not limited to (a) any statements contained in this report concerning: (i) timing, execution and results of the Company's restructuring process, (ii) the timing or amount of any changes in the interest expense and/or principal repayment obligations of the Company's indebtedness, including the timing of any acceleration of the Company's indebtedness, and the timing of the pursuit of any remedies by the Company's creditors, (iii) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (iv) the results of the Company's plans to improve its bowling centers operations, including revenue enhancement and cost management programs, (v) the results of the Company's efforts to improve the Bowling Products business (vi) the ability of the Company's management to execute the Company's strategies, (vii) the results of operations and initiatives engaged in with respect to the Company's Bowling Products and Bowling Centers businesses, (viii) the results of the Company's employee incentive and retention efforts, (ix) the outcome of existing or potential litigation, (x) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers, (b) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions and (c) other statements contained or incorporated in this report regarding matters that are not historical facts.

     These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company's financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the ability of the Company to continue operating as a going concern and successfully emerge from Chapter 11 pursuant to a feasible Chapter 11 reorganization plan that provides for the Company to remain substantially intact, (ii) timing, execution and results of the Company's restructuring or refinancing process,
(iii) the Company's ability to avoid the acceleration of its long term indebtedness, the resulting cross default under such indebtedness and any resulting enforcement of remedies relating to such default, including the filing of an involuntary bankruptcy petition and foreclosure by the Lenders on collateral for their indebtedness, (iv) the Company's ability, and the ability of its management team, to carry out the Company's business strategies, (v) the Company's ability to maintain liquidity and to have sufficient funds to carry out its capital expenditure program, (vi) the Company's ability to sell to existing bowling markets and identify and participate in sales to new bowling markets in light of the current uncertainty surrounding the Company's financial position, (vii) the continuation of adverse financial results and substantial competition in the Company's Bowling Products business, (viii) the Company's ability to retain and attract experienced bowling center management and other key management personnel, (ix) the Company's ability to successfully implement initiatives designed to improve and retain customer traffic in its bowling centers, (x) the Company's ability to attract and retain league bowlers in its bowling centers and customers in its Bowling Products business, (xi) the risk of adverse political acts or developments in the Company's existing and proposed international markets, (xii) fluctuations in foreign currency exchange rates affecting the Company's translation of operating results, (xiii) continued or increased competition, (xiv) the popularity of bowling, (xv) the decline in general economic conditions, (xvi) adverse judgments in pending or future litigation and (xvii) changes in interest and exchange rates.

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

Restructuring

     In August 2000, AMF Bowling announced that Bowling Worldwide and the Lenders had entered into the Amendment. Pursuant to the Amendment, Bowling Worldwide agreed, among other things, to forbear from making the September 15, 2000 interest payment due on its Senior Subordinated Notes and that it would begin exploring various alternatives to restructure and reduce its long-term debt. As part of the Amendment, the Lenders agreed to waive any default under the Credit Agreement resulting from the failure to make the September 15, 2000 interest payment due on the Senior Subordinated Notes unless the Company's other creditors commenced the exercise of remedies, which could include the acceleration of the Company's debt obligations and an involuntary bankruptcy filing. The Amendment further provided for the permanent termination of $100.0 million of the otherwise available working capital commitments under the Credit Agreement. Moreover, the Amendment waived Bowling Worldwide's compliance with the financial covenants in the Credit Agreement through December 31, 2000. The Amendment also required that Bowling Worldwide deliver a preliminary plan containing the principal terms of a proposal to restructure the Company's debt to the Lenders. Bowling Worldwide submitted such a proposed restructuring plan on September 30, 2000 and a majority of the Lenders indicated by October 15, 2000 that the plan was generally satisfactory in form and substance, subject to further approval of any definitive plan.

     Bowling Worldwide did not make the cash interest payment of approximately $13.6 million on its Senior Subordinated Notes required on September 15, 2000 and the 30 day period to cure the non-payment of interest under the related indenture expired. Under the indenture, the Trustee on its own or the holders of 25% or more of the outstanding principal amount of the Senior Subordinated Notes have had the right, by written notice, since the expiration of the cure period, to declare all amounts owed under the indenture immediately due and payable. If the indebtedness represented by the Senior Subordinated Notes is accelerated, such acceleration would result in a default under the Credit Agreement, the Senior Subordinated Discount Notes, the Convertible Debentures and certain other Company indebtedness. In such event, the Company would not then be able to meet its accelerated payment obligations. Bowling Worldwide also failed to make the required cash interest payment of approximately $13.6 million on the Senior Subordinated Notes due on March 15, 2001. Bowling Worldwide did not make such payment during the 30 day period to cure. As of April 15, 2001, neither Bowling Worldwide nor AMF Bowling has received notice that any of its indebtedness has been or will be accelerated.

     Bowling Worldwide did not make a scheduled principal payment to the Lenders of $12.8 million that was due on December 29, 2000. Bowling Worldwide did pay $3.0 million of the $14.7 million of interest then due under the Credit Agreement of December 29, 2000. The remainder of the $14.7 million of interest (at a non-default interest rate) due was paid on a weekly schedule during the first quarter of 2001. In addition, the Lenders' waiver of the financial covenants in the Credit Agreement expired on December 31, 2000. As a result of the foregoing, Bowling Worldwide is in default under the Credit Agreement.

     Bowling Worldwide did not make a scheduled principal payment under the Credit Agreement of $12.8 million which was due on March 30, 2001 but did make a $16.4 million interest payment under the Credit Agreement on March 30, 2001. This payment represented interest at the non-default interest rate and was approximately $2.8 million less than the interest would have been at the default rate. As explained above, Bowling Worldwide is in default under the Credit Agreement and the Senior Subordinated Notes and such defaults could result in defaults being declared and the acceleration of the indebtedness under the Credit Agreement, the Senior Subordinated Notes, the Senior Subordinated Discount Notes, the Convertible Debentures and certain other indebtedness of the Company. However, as of April 15, 2001, neither AMF Bowling nor Bowling Worldwide has received notice that any of its indebtedness has been or will be accelerated. The Company is also not aware that a creditor, including the Lenders and the holders of Senior Subordinated Notes and the Senior Subordinated Discount Notes (collectively, the "Subordinated Note Holders"), has taken action, or notified the Company that it will take action, to enforce their rights or remedies against the Company or its assets as a result of the defaults described above.

     Since January 2001, the Company has funded its day to day operating expenses and requirements for capital expenditures from cash flow from operations. During 2001, scheduled principal payments under the Credit Agreement increase significantly and cash interest becomes payable on the Senior Subordinated Discount Notes. Management anticipates that the Company will not make such principal and interest payments.

     During 2000, the NYSE delisted the Common Stock, the Senior Subordinated Notes and Senior Subordinated Discount Notes. The NYSE's action was taken in part due to the Company's restructuring and in part due to the fact that the Common Stock traded below the NYSE's continued listing criteria relating to a minimum share price. Since November 22, 2000, the Common Stock has traded in the over-the-counter market under the symbol "AMBW."

     In mid 2000, Bowling Worldwide retained financial and legal advisors to assist it in evaluating its restructuring and refinancing alternatives. At the time, management believed the possible alternatives included a consensual, negotiated restructuring, a reorganization under Chapter 11 and/or other possible methods for reducing the Company's long-term debt and improving its capital structure. Any alternative selected would likely have a material adverse effect on the ability of AMF Bowling's shareholders to recover their investment in the Common Stock and on the ability of the Subordinated Notes Holders and the holders of the Convertible Debentures and other Company indebtedness to receive interest and principal payments due thereon.

     Bowling Worldwide and its advisors have provided certain information to and have held substantive discussions with the steering committee for the Lenders and the Subordinated Notes Holders. The Lenders and the Subordinated Notes Holders have each retained their own separate legal and financial advisors.

     Management now believes that a Chapter 11 filing is the most likely and efficient means to complete the debt restructuring. The Company and the steering committees for the Lenders and the Subordinated Notes Holders are continuing discussions regarding the debt restructuring. The Company believes that these discussions are constructive and progress is being made. Accordingly, at this time management has not made a recommendation to the Board with respect to a Chapter 11 filing and the Board has not yet taken any action in this regard. Bowling Worldwide has also begun discussions with the Lenders and the Subordinated Notes Holders about a potential Chapter 11 filing as well as business and legal issues related to such a filing in order to ensure an orderly proceeding with minimal impact on the Company's operations, employees and customers.

     In order to facilitate a restructuring in a Chapter 11 proceeding, Bowling Worldwide has received proposals for a DIP Facility. Although no assurances can be given, Bowling Worldwide believes that it would have a commitment from the Lenders for a DIP Facility at the time of filing for a reorganization under Chapter 11. Management believes that the borrowing capacity under a DIP Facility, in addition to available cash on hand of approximately $40.0 million as of April 13, 2001, will be sufficient to meet the Company's current liquidity and capital expenditures requirements during the period when the Company would be operating under Chapter 11, although no assurances can be given in this regard.

     While it is diligently pursuing a financial restructuring, Bowling Worldwide is unable to predict if it will be able to arrive at a restructuring plan, acceptable to the Lenders and the Subordinated Notes Holders, before a filing is made or during a Chapter 11 proceeding. Bowling Worldwide is unable to predict whether it will be able to satisfactorily implement such a plan or whether, in the interim, the Lenders and the Subordinated Notes Holders will continue to forbear from exercising any or all of the remedies available to them, including acceleration of the Company's indebtedness an involuntary bankruptcy proceeding and, in the case of the Lenders, realization on collateral for their indebtedness.

     Because retention of key personnel and maintenance of employee morale is so critical during a restructuring, in mid 2000, certain bonus, severance and retention programs were approved. The programs extend to senior management, bonus-eligible and stock option-eligible personnel, including all center managers around the world. These retention programs are conditioned upon continued employment to specific dates. In March 2001, after consultation with its compensation advisor and financial advisor, the Board approved several enhancements to the year 2001 incentive compensation plan designed to encourage retention and motivate key personnel during the restructuring process.

     The members of the Board of Directors and management of AMF Bowling are also the directors and management of Bowling Worldwide. As discussed above, AMF Bowling first announced the restructuring in August 2000. In November 2000, the directors and management of AMF Bowling retained separate legal advisors to assist the directors and management of AMF Bowling in the evaluation of the alternatives for AMF Bowling given the restructuring by Bowling Worldwide.

     As of this date, the Board of Directors of AMF Bowling has made no decision and has taken no action concerning a restructuring of or the filing of a Chapter 11 by AMF Bowling.

     Under the Credit Agreement, Bowling Worldwide may not upstream funds to AMF Bowling. AMF Bowling has no operating assets or businesses and its only investment is the stock of its subsidiary, AMF Group Holdings, which is the parent of Bowling Worldwide. As of April 13, 2001, AMF Bowling had approximately $0.5 million in cash.

     Management believes that AMF Bowling lacks the liquidity to sustain its operation and has no ability to obtain financing at this time. Any restructuring of AMF Bowling is likely dependent on the restructuring of Bowling Worldwide. AMF Bowling will continue to obtain independent advice as deemed necessary with regard to the restructuring of Bowling Worldwide and its impact on AMF Bowling.

Background

     This discussion should be read in conjunction with the information contained under "Item 6. Selected Financial Data" and in AMF Bowling's Consolidated Financial Statements and the notes thereto included elsewhere herein. See also "Note 1. Business Description - Organization and Restructuring" in the Notes to the Consolidated Financial Statements.

     To facilitate a meaningful comparison, in addition to discussing the consolidated results of the Company's operations, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of operations of Bowling Centers, Bowling Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this provides a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for 2000 versus 1999 reflect the closing of 14 centers, sale of 4 centers and acquisition of 4 centers in 2000. The comparative results of Bowling Centers for 1999 versus 1998 reflect the closing of 5 centers, sale of 2 centers and acquisition of 1 center in 1999.

     The Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's financial position, including the default on its debt and the continuing losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, a prompt restructuring, refinancing or Chapter 11 relief, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. Further, a plan of reorganization could materially affect the assets and liabilities reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of this uncertainty.

Performance by Business Segment

Bowling Centers

     The Bowling Centers results shown below reflect both U.S. and international bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 507 centers that had been in operation one full fiscal year as of December 31, 1999. The discussion of new center results reflect the results of 5 centers that were either purchased since January 1, 1999 or had been in operation less than one full fiscal year as of December 31, 1999. Bowling Centers derives its revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement machines, billiards and pro shops. In 2000, bowling, food and beverage and other revenue represented 58.0%, 27.5% and 14.5% of total Bowling Centers revenue, respectively. In 1999, bowling, food and beverage and other revenue represented 58.4%, 27.3% and 14.3% of total Bowling Centers revenue, respectively.

     Bowling Centers' EBITDA included charges of $12.0 million in 2000 primarily related to the write-off of goodwill and fixed assets in the U.K. and increased reserves in the U.S. for center closures and insurance reserves. Bowling Centers' EBITDA included charges of $6.6 million in 1999 primarily related to special charges taken in 1999. See "Note 9. Restructuring Charges, Asset Impairment Charges and Special Charges" in the Notes to Consolidated Financial Statements and "--Consolidated--Restructuring Charges, Asset Impairment Charges and Special Charges" for additional information on these charges.

                                                                   For the year ended December 31,
                                                                        (dollars in millions)
                                                               --------------------------------------
                                                               1998 (a)         1999            2000
                                                               --------       --------       --------
          Bowling Centers (before intersegment eliminations):
          Operating revenue                                    $  539.2       $  585.7       $  580.4
                                                               --------       --------       --------
          Cost of goods sold                                       54.5           61.1           60.1
          Bowling center operating expenses                       341.0          374.5          388.0
          Selling, general and administrative expenses              5.8           12.8            6.7
          Restructuring and asset impairment charges                  -            8.3            2.6
          Refinancing charges                                         -              -            0.8
          Depreciation and amortization                            97.4          109.4          111.7
                                                               --------       --------       --------
          Operating income                                     $   40.5       $   19.6       $   10.5
                                                               ========       ========       ========
          Selected Data:
          EBITDA                                               $  137.9       $  137.3       $  125.6
          EBITDA margin                                            25.6%          23.4%          21.6%
          Number of centers, end of period                          545            539            525
          Number of lanes, end of period                         18,858         18,654         18,228

_______________________________________________
(a)  Contains reclassifications to conform to current year presentation.

     2000 Compared to 1999. Bowling Centers operating revenue decreased $5.3 million, or 0.9%. U.S. bowling center revenue increased $5.7 million, or 1.2%, and international bowling center revenue, substantially impacted by negative trends in foreign currency exchange rates, decreased $11.0 million, or 8.8%. An increase of $2.5 million was attributable to new centers, of which $2.4 million was from U.S. centers, and $0.1 million was from international centers. Constant center operating revenue increased $1.4 million, or 0.2%. U.S. constant center operating revenue increased $9.7 million, or 2.2%, primarily as a result of increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant center operating revenue decreased $8.3 million, or 6.9% almost entirely caused by the negative impact of changes in foreign currency exchange rates. A decrease in operating revenue of $9.2 million was primarily attributable to the closing of 12 U.S. centers and two international centers and the sale of two international centers all in 2000.

     Bowling Centers cost of goods sold decreased $1.0 million, or 1.6%. Constant centers cost of goods sold decreased $0.5 million, or 0.8%. U.S. constant centers cost of goods sold increased $0.3 million, or 0.7%, primarily as a result of costs associated with the increase in food and beverage and ancillary revenue discussed above. International constant centers cost of goods sold decreased $0.8 million, or 6.7%. A decrease in cost of goods sold of $0.9 million was associated with the centers closed or sold in 2000. An increase of $0.4 million was attributable to new centers primarily in the U.S.

     Bowling Centers operating expenses increased $13.5 million, or 3.6%. An increase of $2.0 million was attributable to new centers and an increase of $15.9 million was attributable to constant centers. An increase of $3.2 million was attributable to higher regional and district operating expenses resulting from new field level positions that were added in 1999 and national advertising campaigns. These increases were partially offset by a decrease of $7.6 million was attributable to centers closed or sold in 2000. As a percentage of revenue, Bowling Centers operating expenses were 66.9% for 2000 compared with 63.9% for 1999. In the fourth quarter of 2000, Bowling Centers recorded charges totaling $12.0 million to reflect: (i) the net present value of leases related to centers scheduled to be closed ($2.8 million), (ii) the write down of U.K. property, equipment and goodwill no longer in service ($6.2 million), (iii) the increase in insurance claims experience that resulted from the enhancement of benefits to U.S. bowling center employees and the occurrence of certain unusual claims ($2.2 million) and (iv) statutory audit adjustments to the French bowling centers results ($0.8 million). Without these additional fourth quarter charges, Bowling Centers operating expenses were $376.0 million, or 64.8% of its revenue.

     Bowling Centers selling, general and administrative expenses decreased $6.1 million, or 47.7%. Constant centers selling, general and administrative expenses were lower in 2000 by $6.0 million primarily attributable to charges recorded in 1999 related to center closures in the U.S. As a percentage of revenue, Bowling Centers selling, general and administrative expenses were 1.2% for 2000 and 2.2% for 1999.

     Bowling Centers EBITDA decreased $11.7 million, or 8.5%. A decrease of $8.0 million in constant centers EBITDA primarily reflected the increase in charges recorded in 2000 compared to 1999 and the decrease in operating revenue as discussed above. Additionally, increased regional and district operating expenses caused a decrease of $3.2 million, and a decrease of $0.9 million was attributable to those centers that were closed or sold in 2000. These decreases were partially offset by an increase of $0.3 million from new centers. EBITDA margin in 2000 was 21.6% compared to a 23.4% margin in 1999.

     1999 Compared to 1998. Bowling Centers operating revenue increased $46.5 million, or 8.6%. An increase of $40.9 million was attributable to new centers, of which $31.6 million was from U.S. centers and $9.3 million was from international centers. Constant centers revenue increased $10.6 million, or 2.3%. U.S. constant centers operating revenue increased $9.1 million, or 2.5%, primarily as a result of an increase in open play revenue, and food and beverage and ancillary revenue associated with open play traffic. International constant centers operating revenue increased $1.5 million, or 1.6%. The increase in new and constant centers operating revenue was partially offset by a decrease in operating revenue of $5.0 million, which was primarily attributable to the closing of five U.S. centers and the sale of two international centers in 1999.

     Cost of goods sold increased $6.6 million, or 12.1%. An increase of $4.7 million was attributable to new centers, of which $3.8 million was from U.S. centers, and $0.9 million was from international centers. Constant centers cost of goods sold increased $1.4 million, or 3.1%. U.S. constant centers cost of goods sold increased $1.3 million, or 3.7%, primarily as a result of costs associated with the increase in food and beverage and ancillary revenue discussed above. International constant centers cost of goods sold increased $0.1 million, or 1.0%. The overall increase in cost of goods sold was partially offset by a decrease in cost of goods sold of $0.4 million associated with those centers that were closed or sold in 1999.

     Operating expenses increased $33.5 million, or 9.8%. An increase of $24.7 million was attributable to new centers and an increase of $13.7 million was attributable to constant centers. A decrease of $0.4 million was attributable to lower regional and district operating expenses and a decrease of $4.5 million was attributable to those centers that were closed or sold in 1999. As a percentage of revenue, Bowling Centers operating expenses were 63.9% for 1999 compared with 63.2% for 1998.

     An increase of $7.0 million, or 120.7%, in selling, general and administrative expenses was primarily attributable to charges recorded in 1999 related to center closures and to an increase in costs associated with growth experienced in Australia and Europe as a result of acquisitions made in prior years. As a percentage of its revenue, Bowling Centers selling, general and administrative expenses were 2.2% for 1999 compared with 1.1% for 1998.

     EBITDA decreased $0.6 million, or 0.4%. Increases of $11.5 million from new centers and $0.4 million from lower regional and district operating expenses were partially offset by decreases of $12.4 million, or 9.2%, from constant centers and $0.1 million from those centers that were closed or sold in 1999. EBITDA margin in 1999 was 23.4% compared to 25.6% in 1998. The lower EBITDA margin in 1999 was primarily attributable to AMF's operating initiatives to improve customer traffic and the charges discussed above.

Bowling Products

     Bowling Products' EBITDA included charges of $26.5 million in 2000 primarily related to the write-off of inventory and accountss receivable, including the effects of closing an international sales office and termination of certain distribution agreements. Bowling Products' EBITDA included charges of $19.7 million in 1999 primarily related to the write-off of accounts receivable and inventory. See "Note 9. Restructuring Charges, Asset Impairment Charges and Special Charges" in the Notes to Consolidated Financial Statements and "-- Consolidated--Restructuring Charges, Asset Impairment Charges and Special Charges" for additional information on these charges.

                                                         For the year ended December 31,
                                                             (dollars in millions)
                                                        -------------------------------
                                                          1998       1999         2000
                                                        --------    --------    -------
     Bowling Products (before intersegment eliminations):
     Operating revenue                                   $ 212.5    $ 169.3     $ 151.3
     Cost of goods sold                                    159.6      137.0       128.3
                                                        --------    --------    -------
     Gross profit                                           52.9       32.3        23.0
     Selling, general and administrative expenses           42.2       44.0        41.6
     Restructuring and asset impairment charges                -        8.2         2.3
     Refinancing charges                                       -          0         0.2
     Depreciation and amortization                          22.5       23.6        24.8
                                                        --------    --------    -------
     Operating loss                                      $ (11.8)   $ (43.5)    $ (45.9)
                                                        ========    ========    ========

     Selected Data:
     Gross profit margin                                    24.9%      19.1%       15.2%
     EBITDA                                              $  10.7    $ (11.7)   $  (18.6)
     EBITDA margin                                           5.0%      -6.9%      -12.3%
     New Center Packages sold                              2,466      1,343       1,513

     2000 Compared to 1999. Bowling Products operating revenue decreased $18.0 million, or 10.6%. This decline is composed of decreases of $8.6 million, or 16.3%, in NCP revenue, and $9.4 million, or 8.1%, in Modernization and Consumer Products revenue. The absence of a strong market, such as those of Korea, Taiwan and China in prior years, and increased competition in general continue to adversely impact results. Additionally, sales to North American customers and AMF bowling centers decreased. In Europe, NCP and modernization equipment sales improved and more than offset a decrease in consumer product sales in that region. During 2000, Bowling Products recorded NCP shipments of 1,513 units compared to shipments of 1,343 units for 1999. See "Business--International Operations."

     Gross profit decreased $9.3 million, or 28.8%. Gross profit margin was 15.2% in 2000 and 19.1% in 1999. In 1999 and 2000, charges were recorded to reflect a revaluation of inventory levels in the context of current market conditions. An assessment of saleability, obsolescence and valuation resulted in the write down of certain equipment and parts that, in management's view, had a low likelihood of future marketability. See "--International Operations."

     Bowling Products selling, general and administrative expenses decreased $2.4 million, or 5.5%, compared with 1999 results. In the fourth quarter of 2000, Bowling Products recorded charges of $5.0 million reflecting write-offs of bad debts that were impacted by decisions to exit certain distributor arrangements or markets in South America and China, $5.3 million reflecting the reconciliation of certain intercompany differences and other charges of $1.2 million. In 1999, $10.8 million of special charges were recorded. Savings of approximately $3.1 million achieved through cost reductions in 2000 were partially offset by the increase in charges discussed above.

     Bowling Products EBITDA was $(18.6) million in 2000 compared with $(11.7) million in 1999. The increase in negative EBITDA in 2000 reflects the increase in charges recorded in 2000 compared to 1999 as well as lower revenue and related gross profit in 2000 compared with 1999 results.

     1999 Compared to 1998. Bowling Products operating revenue decreased $43.2 million, or 20.3%, due to a decrease of $37.9 million, or 41.9%, in NCP revenue, and a decrease of $5.3 million, or 4.3%, in Modernization and Consumer Products revenue. Economic difficulties in certain Asia Pacific markets and increased competition in general continued to adversely impact results. During 1999, Bowling Products recorded NCP shipments of 1,343 units compared to shipments of 2,466 units for 1998. The decrease in Modernization and Consumer Products revenue was primarily due to decreased sales to Asia Pacific customers because of continued adverse economic conditions for sale of bowling products and lower U.S. sales of modernization equipment. See "--Seasonality and Market Development Cycles" and "Business-- International Operations."

     Gross profit decreased by $20.6 million, or 38.9%. Gross profit margin was 24.9% in 1998 and 19.1% in 1999. Gross profit and gross profit margin declines were primarily a result of lower levels of NCP shipments, lower pricing and unabsorbed fixed overhead resulting from low production levels. See "-- International Operations."

     Bowling Products selling, general and administrative expenses increased by $1.8 million, or 4.3%, primarily as a result of certain charges recorded in 1999 in excess of the favorable impact of an ongoing cost reduction program in which the Bowling Products organization has been streamlined. Such cost reduction has served to partially offset the impact of lower sales volume and unit pricing on EBITDA.

     Bowling Products EBITDA decreased $22.4 million in 1999 as a result of the lower revenue and gross profit and special charges that exceeded the effect of cost reductions.

Consolidated Items

Refinancing Charges

     In the second half of 2000, Bowling Worldwide recorded $6.5 million of refinancing charges related to the restructuring of its long-term debt. The charges primarily include amounts paid to legal and financial advisors representing the Company, the bank group, and the bondholders' advisory services.

Restructuring Charges, Asset Impairment Charges and Special Charges

  2000

     In the fourth quarter of 2000, the Company recorded restructuring charges of approximately $3.4 million related to a plan to close the Bowling Products Korean operations and sales office. The restructuring charges related primarily to employee termination benefits, asset write-offs and contract cancellations. The Company also recorded asset impairment charges of $1.6 million representing the difference between fair market value and carrying value of impaired assets of the five U.S. bowling centers scheduled to be closed in 2001.

  1999

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

     In 1999, the Company recorded asset impairment charges of $8.1 million representing the difference between fair market value and carrying value of impaired assets. The asset impairment charges relate to under-performing bowling center locations that under an approved plan were closed in the first half of 2000.

     The strategic assessment by Bain & Co. discussed above led to programs designed to improve product line profitability and quality in the Company. This assessment was a catalyst to the Company's recording certain charges. These charges, along with additional reserves (collectively, the "Special Charges") recorded by the Company, totaled $26.5 million. The Special Charges were non-cash, related primarily to receivables and inventory write-offs and were included within selling, general and administrative expenses and cost of goods sold.

     See "Note 9. Refinancing Costs, Restructuring Charges, Asset Impairment Charges and Special Charges" in the Notes to Consolidated Financial Statements for additional discussion of these charges.

Depreciation and Amortization

     For 2000, depreciation and amortization increased by $3.1 million, or 2.3%, compared with 1999 and for 1999, depreciation and amortization increased by $13.0 million, or 10.8%, compared with 1998. The increases were primarily attributable to incremental depreciation expense as a result of capital expenditures.

Interest Expense

     Gross interest expense increased by $5.5 million, or 4.3%, in 2000 compared with 1999. Interest under the Credit Agreement increased as the impact of higher average borrowing rates more than offset the effect of a decrease in certain average amounts outstanding. Interest incurred on AMF Bowling's Convertible Debentures was lower in 2000 compared with 1999, as a result of AMF Bowling's purchase on July 28, 1999 of 45.7% of the outstanding principal amount at maturity of Convertible Debentures in a tender offer in connection with the Company's recapitalization plan. See "Note 8. Long-Term Debt and 1999 Recapitalization Plan" in the Notes to Consolidated Financial Statements, "-- Liquidity" and "--Capital Resources" for further discussion of the indebtedness under the Credit Agreement and the Convertible Debentures. Cash interest expense for 2000 totaled $89.0 million and includes $13.6 million not paid on the Senior Subordinated Notes on September 15, 2000. Non-cash interest on the Senior Subordinated Discount Notes amortization totaled $42.7 million.

     Gross interest expense increased by $13.6 million, or 11.9%, in 1999 compared with 1998. Interest under the Credit Agreement increased as the impact of higher average borrowing rates more than offset the effect of a decrease in certain average amounts outstanding. See "Note 8. Long-Term Debt and 1999 Recapitalization Plan" in the Notes to Consolidated Financial Statements, "-- Liquidity" and "--Capital Resources" for further discussion of the Credit Agreement. Cash interest expense for 1999 totaled $81.8 million, while non-cash bond interest amortization totaled $43.9 million.

Net Loss

     Net loss in 2000 totaled $200.5 million, compared with a net loss of $162.2 million in 1999, an increase of $38.3 million. In 2000, the Company recorded $39.2 million in additional charges related to the write-down of inventories, accounts receivable, and other assets and an increase in reserves, $6.5 million in refinancing charges, and $5.0 million in restructuring and asset impairment. In 1999, the Company recorded $43.1 million for restructuring charges, asset impairment charges and Special Charges. The Company recorded $0.5 million in equity in loss of joint ventures in 2000, compared with equity in loss of joint ventures of $18.6 million in 1999. The higher amount in 1999 was primarily attributable to the acceleration of the amortization schedule for the excess of the Company's investment over its equity in its Brazilian joint venture's net assets. The sole bowling center of the Company's joint venture in Asia was sold on November 30, 2000. Additionally, in December 2000, the Company purchased the remaining 50% interest in its Brazilian joint venture. See "Note 16. Joint Ventures" for a description of these transactions. The 2000 provision for income tax was $2.4 million compared with $27.7 million in 1999 reflecting the reserve for net tax benefits recorded in 1999. Depreciation and amortization expense increased $3.1 million, interest expense increased $5.5 million and other expense decreased $4.4 million.

     Net loss in 1999 totaled $162.2 million, compared with a net loss of $125.9 million in 1998. The increased loss of $36.3 million was primarily a result of restructuring charges, asset impairment charges and Special Charges of $8.5 million, $8.1 million and $26.5 million, respectively, an increase in the tax provision of $20.4 million reflecting an increase in the reserve for net tax benefits, the increase in depreciation expense of $13.0 million and the increase in interest expense of $13.6 million partially offset by the extraordinary gain of $63.9 million recorded in the third quarter of 1999 as described above. The Company recorded $18.6 million in equity in loss of joint ventures in 1999, compared with equity in loss of joint ventures of $8.2 million in 1998. The increase was primarily attributable to the acceleration of the amortization schedule for the excess of the Company's investment over its equity in its Brazilian joint venture's net assets.

Income Taxes

     As of December 31, 2000, the Company had net operating losses of approximately $450.3 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve as of December 31, 2000 for $210.3 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for 1999 reflects an increase in the valuation allowance and certain international taxes.

Liquidity

     Under the Credit Agreement, Bowling Worldwide may not upstream funds to AMF Bowling. AMF Bowling has no operating assets or businesses and its only investment is the stock of its subsidiary, AMF Group Holdings, which is the parent of Bowling Worldwide. As of April 13, 2001, AMF Bowling had approximately $0.5 million in cash.

     Management believes that AMF Bowling lacks the liquidity to sustain its operation and has no ability to obtain financing at this time. Any restructuring of AMF Bowling is likely dependent on the restructuring of Bowling Worldwide. AMF Bowling will continue to obtain independent advice as deemed necessary with regard to the restructuring of Bowling Worldwide and its impact on AMF Bowling.

     2000 Compared to 1999. Working capital on December 31, 2000 was $(1,284.1) million compared with $22.5 million as of December 31, 1999, a decrease of $1,306.6 million. In 2000, the entire balance of long-term debt of $1,315.4 million was classified as current and represents a $1,281.2 million decrease in working capital. Additional decreases in working capital were attributable to a decrease of $20.1 million in accounts receivable balances primarily due to lower sales levels, improved credit collections and charges recorded in the fourth quarter of 2000, a decrease of $2.1 million in deferred taxes and other current assets, and an increase of $20.3 million in accounts payable and accrued expenses that primarily reflect higher accrued interest. These decreases in working capital were partially offset by increases in working capital attributable to an increase of $12.8 million in cash, an increase of $2.2 million in inventory and a decrease of $2.1 million in income taxes payable.

     Net cash flows provided by operating activities were $22.7 million for 2000 compared to net cash flows provided of $32.7 million for 1999, a decrease of $10.0 million. A decrease of $38.3 million was attributable to the net loss of $200.5 million recorded in 2000 compared with a net loss of $162.2 in 1999. A decrease of $18.1 million was attributable to a decrease in the equity in loss of joint ventures, a decrease of $15.2 million was attributable to higher Bowling Products inventory balances, loss on impairment of assets decreased $6.6 million, a decrease of $4.2 million was associated with loss on the sale of property and equipment, bond amortization decreased $1.2 million and a net decrease of $3.0 million was attributable to changes in other operating activities. These decreases were partially offset by increases of $63.9 million attributable to the extraordinary items associated with the redemption of the Convertible Debentures in 1999, $19.8 million attributable to lower levels of accounts receivable, $9.3 million caused by increased levels of accounts payable and accrued expenses and $3.1 million of increased depreciation and amortization. Additionally, in 1999, the Company recorded a valuation allowance against its net deferred tax assets.

     Net cash flows used in investing activities were $65.6 million for 2000 compared with net cash flows used of $51.5 million for 1999, an increase of $14.1 million. Bowling Center acquisition spending increased by $7.1 million and purchases of property and equipment increased by $14.4 million in 2000 compared with 1999. In 2000, the Company purchased four centers (excluding the 13 joint venture centers acquired in December 2000) compared with one center in 1999. These increases were partially offset by an increase in proceeds from the sale of property and equipment of $7.4 million in 2000 compared with 1999. See "Note
15. Acquisitions" in the Notes to Consolidated Financial Statements and "-- Capital Expenditures" for additional discussion of these investing activities.

     Net cash provided by financing activities was $57.1 million for 2000 compared with the net cash provided of $20.9 million for 1999, an increase of $36.2 million. Proceeds from long-term debt, all borrowings under the Credit Agreement, increased $6.0 million. Payments on long-term debt decreased $148.9 million. In 1999, $72.0 million of proceeds of a rights offering were used to fund the purchase of the Convertible Debentures. Additionally, in 1999, $74.0 million was paid against amounts outstanding under the Bank Facility. In accordance with the terms of the Credit Agreement, scheduled principal payments in 2000 were $1.9 million higher than payments made in 1999.

Bowling Worldwide did not pay $12.8 million in principal due December 29, 2000. In 1999, $118.7 million was provided from net proceeds from Common Stock in connection with a rights offering. See "Note 8. Long-Term Debt and 1999 Recapitalization Plan", and "Note 15. Acquisitions" and "Note 16. Joint Ventures" in the Notes to Consolidated Financial Statements and "--Capital Resources."

     As a result of the aforementioned, cash increased by $12.8 million in 2000 compared with an increase of $2.7 million in 1999.

     1999 Compared to 1998. Net cash flows provided by operating activities were $32.7 million for 1999 compared with net cash flows provided of $1.5 million for 1998, an increase of $31.2 million. A decrease of $36.3 million was attributable to the net loss of $162.2 million recorded in 1999 compared to a net loss of $125.9 million in 1998; a decrease of $63.9 million was caused by extraordinary items associated with the redemption of the Debentures; a decrease of $6.4 million was associated with loss on the sale of property and equipment, net and a net decrease of $2.0 million was attributable to changes in other operating activities. These decreases were offset by an increase of $20.7 million attributable to a decrease in the level of deferred tax assets, an increase of $21.6 million attributable to lower levels of accounts receivable, an increase of $12.9 million in depreciation and amortization, loss on impairment of assets of $8.1 million attributable to the closure of certain bowling centers, an increase of $18.0 million attributable to lower inventory balances resulting from lower Bowling Products sales volumes in 1999, increased bond amortization of $7.2 million, an increase of $19.8 million caused by increased levels of accounts payable and accrued expenses, an increase of $21.1 million attributable to a decrease in other assets primarily related to decreases in deposits and other assets and an increase in the equity in loss of joint ventures of $10.4 million.

     Net cash flows used in investing activities were $51.5 million for 1999 compared with net cash flows used of $242.0 million for 1998, an increase of $190.5 million. Bowling Center acquisition spending decreased by $172.1 million and purchases of property and equipment decreased by $14.6 million in 1999 compared with 1998. In 1999, the Company purchased one center compared with 83 centers in 1998. There were no investments in or advances to joint ventures in 1999 compared with $5.6 million in 1998. Proceeds from the sale of property and equipment decreased $1.8 million in 1999 compared with 1998. See "Note 15. Acquisitions" in the Notes to Consolidated Financial Statements and "--Capital Expenditures" for additional discussion of these investing activities.

     Net cash provided by financing activities was $20.9 million for 1999 compared with $234.9 million (net cash) for 1998, a decrease of $214.0 million. Proceeds from long-term debt decreased $456.5 million. The issuance of Debentures on May 12, 1998 resulted in gross proceeds of $284.1 million less deferred financing costs of $11.1 million. Borrowings under the Credit Agreement decreased $183.5 million as a result of the curtailment of the pace of acquisitions. Payments on long-term debt decreased $123.6 million. In 1998, $249.6 million of the proceeds of the Debentures were used to pay down the Bank Facility, and in 1999, $72.0 million of proceeds of a rights offering were used to fund the purchase of the Convertible Debentures. In accordance with the terms of the Credit Agreement, scheduled principal payments in 1999 were $5.0 million higher than payments made in 1998. Additionally, in 1999, $74.0 million was paid against amounts outstanding under the Bank Facility. In 1999, $118.7 million was provided from net proceeds from Common Stock in connection with a rights offering. See "Note 8. Long-Term Debt and 1999 Recapitalization Plan," and "Note
15. Acquisitions" in the Notes to Consolidated Financial Statements and "-- Capital Resources."

     As a result of the aforementioned, cash increased by $2.7 million in 1999 compared with a decrease of $2.8 million in 1998.

Capital Resources

     Under the Credit Agreement, Bowling Worldwide may not upstream funds to AMF Bowling. AMF Bowling has no operating assets or businesses and its only investment is the stock of its subsidiary, AMF Group Holdings, which is the parent of Bowling Worldwide. As of April 13, 2001, AMF Bowling had approximately $0.5 million in cash.

     Management believes that AMF Bowling lacks the liquidity to sustain its operation and has no ability to obtain financing at this time. Any restructuring of AMF Bowling is likely dependent on the restructuring of Bowling Worldwide. AMF Bowling will continue to obtain independent advice as deemed necessary with regard to the restructuring of Bowling Worldwide and its impact on AMF Bowling.

     The Company's total indebtedness is primarily a result of the financing of the Acquisition and the Company's bowling center acquisition program. At December 31, 2000, the Company's debt structure consisted of $614.1 million of borrowings under the Credit Agreement and a mortgage in principal amount of $2.0 million (collectively, the "Senior Debt"), $250.0 million of Senior Subordinated Notes, $270.5 million of Senior Subordinated Discount Notes and $178.9 million of Convertible Debentures. At December 31, 2000, the Company's Senior Debt consisted of $365.1 million of term loans, $249.0 million outstanding under the Bank Facility and $2.0 million represented by one mortgage note.

     During 2000, the Company funded its cash needs through cash flows from operations, cash balances and the Bank Facility. AMF Bowling and Bowling Worldwide incurred cash interest expense of $89.0 million in 2000, including $13.6 million not paid on the Senior Subordinated Notes on September 15, 2000 and representing 106.0% of EBITDA of $84.0 million for the year. AMF Bowling and Bowling Worldwide incurred cash interest expense of $81.8 million in 1999, representing 79.6% of EBITDA of $102.7 million for the year. Bowling Worldwide incurred cash interest expense of $76.5 million in 1998, representing 58.8% of EBITDA of $130.2 million for the year.

     As of December 31, 2000, the Company had no available borrowing capacity under the Credit Agreement with $249.0 million outstanding and $9.7 million of standby and documentary letters of credit. See "Note 1. Business Description-- Organization and Restructuring" and "Note 8. Long-Term Debt and 1999 Recapitalization Plan" in the Notes to Consolidated Financial Statements.

Capital Expenditures

     AMF has not historically had capital expenditures. Under the Credit Agreement, Bowling Worldwide may not upstream funds to AMF Bowling. AMF Bowling has no operating assets or businesses and its only investment is the stock of its subsidiary, AMF Group Holdings, which is the parent of Bowling Worldwide. As of April 13, 2001, AMF Bowling has approximately $0.5 million in cash.

     Management believes that AMF Bowling lacks the liquidity to sustain its operation and has no ability to obtain financing at this time. Any restructuring of AMF Bowling is likely dependent on the restructuring of Bowling Worldwide. AMF Bowling will continue to obtain independent advice as deemed necessary with regard to the restructuring of Bowling Worldwide and its impact on AMF Bowling.

     Bowling Worldwide historically funded its capital expenditures and construction and acquisition of new centers with internally-generated cash, the Bank Facility and issuances of Common Stock and Convertible Debentures by AMF Bowling. Bowling Worldwide is in default under the Credit Agreement and the Senior Subordinated Notes and such defaults could result in the acceleration of the indebtedness under the Credit Agreement, Senior Subordinated Notes, Senior Subordinated Discount Notes and certain other indebtedness of the Company. As a result of such defaults, the Lenders, Subordinated Notes Holders and other creditors could exercise rights and remedies against the Company or its assets. Until the restructuring is completed, the Company's ability to fund capital expenditures is and will remain uncertain.

     The Company's capital expenditures were $66.5 million in 2000 compared with $52.1 million in 1999, an increase of $14.4 million. Bowling Centers maintenance and modernization expenditures increased $12.8 million. Bowling Products expenditures increased $3.4 million. Company-wide information systems expenditures decreased $6.9 million. Investments in Xtreme(TM) bowling equipment at various AMF bowling centers increased by $5.7 million. Capital expenditures for new centers decreased $0.6 million.

     The Company's capital expenditures were $52.1 million in 1999 compared with $66.6 million in 1998, a decrease of $14.5 million. Bowling Centers maintenance and modernization expenditures decreased $2.2 million. Bowling Products expenditures decreased $2.6 million. Company-wide information systems expenditures increased $3.0 million. Investments in Xtreme(TM) bowling equipment at various AMF bowling centers decreased by $0.1 million. Capital expenditures for new centers were $9.5 million higher in 1998 due to the construction of a Michael Jordan Golf Center in 1998 and a decrease in center acquisitions during 1999. In 1999, other expenditures decreased $3.1 million.

Seasonality and Market Development Cycles

     The following table sets forth AMF's U.S. constant center revenue for the four quarters of 2000:

                                                Quarter Ending (dollars in millions)
                           --------------------------------------------------------------------------------
                           March 31, 2000      June 30, 2000      September 30, 2000      December 31, 2000
                           --------------      -------------      ------------------      -----------------
     Total Revenue         $        139.8      $        97.1      $            97.9       $          125.6
     % of Total                     30.4%              21.1%                  21.3%                  27.2%


     The financial performance of Bowling Centers is seasonal. Cash flows typically peak in the winter and reach their lows in the summer. While the geographic diversity of Bowling Centers has helped reduce this seasonality in the past, the increase in the number of U.S. centers owned by the Company resulting from acquisitions has accentuated the seasonality of that business.

     Modernization and Consumer Products sales also display seasonality. The beginning of league play in the fall of each year drives the U.S. market, which is the largest market for Modernization and Consumer Products. While operators purchase consumer products throughout the year, they often place larger orders during the summer in preparation for the start of league play in the fall. Summer is also generally the peak period for installation of modernization equipment. Operators typically sign purchase orders for modernization equipment during the first four months of the year after they receive winter league revenue indications. Equipment is then shipped and installed during the summer when leagues are generally less active. However, sales of some modernization equipment, such as automatic scoring and synthetic lanes, are less predictable and fluctuate from year to year because of the longer life cycle of these major products.

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

     Foreign currency exchange rates also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 15.9% and 27.4% of consolidated revenue and EBITDA, respectively, in 2000. Revenue and EBITDA of international bowling centers represented 17.0% and 32.9% of consolidated revenue and EBITDA, respectively, in 1999.

     The demand for NCPs remains below the peak levels achieved during 1997. Management believes this is the result of continued economic difficulties in the Asia Pacific region, as well as the limited availability of construction financing for customers and the lack of a significant emerging market to replace China, Korea and Taiwan.

     In an initial response to these soft market conditions as well as the strengthened enforcement of import restrictions in China discussed below, Bowling Products entered into three-year joint distribution agreements with

Zhonglu in June 1999. Under the terms of these agreements, Zhonglu became the exclusive distributor of AMF products in China and Bowling Products became the exclusive distributor of Zhonglu's bowling products and parts outside of China. In 1999 and 2000, Bowling Products purchased component parts from Zhonglu as part of its long-term strategy to reduce manufacturing costs. However, sales of both AMF products in China and Zhonglu products outside China were slower than anticipated. In September 2000, the Company and Zhonglu amended the distribution agreements to replace the exclusive sales relationship with a non-exclusive relationship. The Company continues to source some component parts from Zhonglu under the revised agreements, but both parties are pursuing alternative sales channels. Management believes that in January 2000, Zhonglu reached an agreement for Brunswick to become the primary global sales organization for Zhonglu products. Management is evaluating how this new relationship impacts the Company's purchase of component parts from Zhonglu.

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

     NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 35.4% of total NCP unit sales in 2000 compared with 43.0% in 1999. Economic difficulties in the Asia Pacific region and increased competition in general have both affected sales of NCPs. NCP sales totaled $44.0 million in 2000, representing a decrease of 16.3% from 1999. NCP shipments were 1,513 units for 2000, representing an increase of 12.7% from 1999. NCP sales totaled $52.6 million in 1999, representing a decrease of 41.9% from 1998. NCP shipments were 1,343 units for 1999, representing a decrease of 45.5% from 1998. See "-- Seasonality and Market Development Cycles."

Impact of Inflation

     The Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation during 2000, 1999 and 1998.

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

     The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk. However, as in the case of other U.S.- based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates also impact the translation of operating results from international bowling centers. Revenue and EBITDA of international bowling centers represented 15.9% and 27.4% of consolidated revenue and EBITDA, respectively, in 2000. Revenue and EBITDA of international bowling centers represented 17.0% and 32.9% of consolidated revenue and EBITDA, respectively, in 1999.

     The Company uses interest rate cap agreements to mitigate the effect of changes in interest rates on variable rate borrowings under its Credit Agreement. While the Company is exposed to credit risk in the event of non-performance by the counterparty to interest rate swap agreements, in all cases such counterparty is a highly-rated financial institution and the Company does not anticipate non-performance. The Company does not hold or issue derivative financial instruments for trading purposes. The following table provides information about the Company's fixed and variable-rate debt, weighted average interest rates and respective maturity dates (dollar amount in millions).

                                         Weighted                Weighted
                                         Average     Variable    Average
                              Fixed      Interest      Rate      Interest
                Maturity    Rate Debt      Rate        Debt      Rate(a)
                --------    ---------    --------    --------    --------
                2001 (b)    $   701.3     10.42%     $  614.1     14.20%
                            ---------                --------

                Total       $   701.3                $  614.1
                            ---------                --------

          ______________________________
          (a) The weighted average interest rate is calculated using the default rates of interest that increases the original weighted average interest rate by 2.0%
          (b) As a result of Bowling Worldwide's defaults under the Senior Subordinated Notes and the Credit Agreement, all long-term debt of the Company has been classified as currently due.

     During March 2000 and September 2000, Bowling Worldwide entered into two interest rate cap agreements with Goldman Sachs Credit Partners, L.P. (the "Counterparty") to reduce the interest rate risk of certain amounts borrowed under its Credit Agreement. The table below summarizes the interest rate cap agreements at December 31, 2000:

                                              Notional
                                               Amount
                   Expiration Date          (in millions)        Cap Rate (a)
               -----------------------    -----------------    ----------------
               April 1, 2001                        200.0             7.7800%
               October 2, 2001                       15.0             7.5000


          _______________________________
          (a) The cap rate is the 3 month U.S. Dollar-London Interbank Offer Rate ("USD-LIBOR") quoted by the Counterparty.

     Bowling Worldwide paid a fixed fee of $160,000 and $7,000, respectively, for the two interest rate caps. Bowling Worldwide will receive quarterly payments from the Counterparty if the quoted 3 month USD-LIBOR on the quarterly floating rate reset dates is above the respective cap rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                                                             Page
                                                                                                             -----
Financial Statements
     Report of Independent Public Accountants...............................................................   35
     Consolidated Balance Sheets as of December 31, 2000 and 1999...........................................   36
     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.............   37
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.............   38
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and
          1998..............................................................................................   39
     Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2000, 1999 and
          1998..............................................................................................   40
     Notes to Consolidated Financial Statements.............................................................   41
     Selected Quarterly Financial Data (unaudited)..........................................................   77

Financial Statement Schedules
     Report of Independent Public Accountants on Schedule I.................................................   96
     Schedule I--Condensed Financial Information of AMF Bowling, Inc........................................   97

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
AMF BOWLING, INC.:

     We have audited the accompanying consolidated balance sheets of AMF Bowling, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive loss for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMF Bowling, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in default under its Credit Agreement and Senior Subordinated Notes and currently expects that a restructuring will be made through a reorganization under Chapter 11 of the U.S. Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Arthur Andersen LLP

Richmond, Virginia
April 15, 2001

                      AMF BOWLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                         As of December 31,
                                                                                     ----------------------------------
                                                                                           2000                1999
                                                                                     --------------      --------------
 Assets
 -------
Current assets:
Cash and cash equivalents                                                            $      48,555       $      35,743
Accounts and notes receivable, net of allowance for doubtful
accounts of $9,608 and $9,531, respectively                                                 43,070              63,175
Inventories                                                                                 55,697              53,499
Other current assets                                                                        12,789              14,876
                                                                                     --------------      --------------
Total current assets                                                                       160,111             167,293
Property and equipment, net                                                                755,588             806,425
Other assets                                                                                71,896              88,092
Goodwill, net                                                                              746,050             765,092
                                                                                     --------------      --------------
Total assets                                                                         $   1,733,645       $   1,826,902
                                                                                     ==============      ==============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
Accounts payable                                                                     $      24,222       $      35,296
Accrued expenses                                                                           103,218              71,784
Income taxes payable                                                                         1,333               3,450
Current portion of long-term debt                                                        1,315,434              34,250
                                                                                     --------------      --------------
Total current liabilities                                                                1,444,207             144,780
Long-term debt, less current portion                                                             -           1,186,982
Other long-term liabilities                                                                  7,363               5,204
                                                                                     --------------      --------------
Total liabilities                                                                        1,451,570           1,336,966
                                                                                     --------------      --------------
Commitments and contingencies
Stockholders' equity:
Common stock (par value $.01 per share,  200,000,000 shares
authorized and 83,780,488 and 83,597,550 issued and outstanding at
December 31, 2000 and 1999, respectively)                                                      838                 836
Paid-in capital                                                                            911,502             905,610
Retained deficit                                                                          (601,671)           (401,186)
Accumulated other comprehensive loss                                                       (28,594)            (15,324)
                                                                                     --------------      --------------
Total stockholders' equity                                                                 282,075             489,936
                                                                                     --------------      --------------
Total liabilities and stockholders' equity                                           $   1,733,645       $   1,826,902
                                                                                     ==============      ==============




             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                  Year Ended December 31,
                                                         ----------------------------------------------
                                                            2000              1999              1998
                                                         ---------         ---------         ---------
Operating revenue                                        $ 715,001         $ 732,752         $ 736,373
                                                         ---------         ---------         ---------
Operating expenses:
  Cost of goods sold                                       173,098           177,204           202,224
  Bowling center operating expenses                        386,944           373,434           338,165
  Selling, general, and administrative expenses             70,867            79,431            65,815
  Restructuring and asset impairment charges                 5,046            16,658                 -
  Refinancing charges, primarily legal and
  advisory services                                          6,539                 -                 -
  Depreciation and amortization                            136,722           133,531           120,637
                                                         ---------         ---------         ---------
    Total operating expenses                               779,216           780,258           726,841
                                                         ---------         ---------         ---------
    Operating income (loss)                                (64,215)          (47,506)            9,532
Nonoperating expenses (income):
  Interest expense                                         133,801           128,256           114,662
  Other expenses, net                                        1,623             6,766             7,655
  Interest income                                           (2,084)           (2,797)           (2,392)
                                                         ---------         ---------         ---------
    Total nonoperating expenses                            133,340           132,225           119,925
                                                         ---------         ---------         ---------

  Loss before income taxes                                (197,555)         (179,731)         (110,393)
  Provision for income taxes                                 2,406            27,716             7,294
                                                         ---------         ---------         ---------
  Net loss before equity in loss of joint
     ventures and extraordinary items                     (199,961)         (207,447)         (117,687)

  Equity in loss of joint ventures                            (524)          (18,648)           (8,207)
                                                         ---------         ---------         ---------
  Net loss before extraordinary items                     (200,485)         (226,095)         (125,894)
  Extraordinary items (Note 8)                                   -            63,861                 -
                                                         ---------         ---------         ---------
  Net loss                                               $(200,485)        $(162,234)        $(125,894)
                                                         =========         =========-        =========-

Net loss per share - basic and diluted:
  Net loss per share before extraordinary items             $(2.40)           $(3.23)           $(2.11)
  Per share effect of extraordinary items                        -              0.91                 -
                                                         ---------         ---------         ---------
  Net loss per share                                        $(2.40)           $(2.32)           $(2.11)
                                                         =========         =========         =========
  Weighted average shares outstanding                       83,603            69,922            59,717
                                                         =========         =========         =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Year Ended December 31,
                                                                             -----------------------------------------------
                                                                                2000               1999               1998
                                                                             ---------          ---------          ---------
Cash flows from operating activities:
  Net loss                                                                   $(200,485)         $(162,234)         $(125,894)
Adjustments to reconcile net loss to net cash
 provided by operating activities:

  Depreciation and amortization                                                136,722            133,531            120,637
  Equity in loss of joint ventures                                                 524             18,648              8,207
  Extraordinary items                                                                -            (63,861)                 -
  Deferred income taxes                                                              -             20,467               (243)
  Amortization of bond discount                                                 42,654             43,892             36,697
  (Gain) loss on the sale of property and equipment, net                        (1,601)             2,561              8,948
  Impairment of assets                                                           1,559              8,118                  -
  Changes in assets and liabilities:
    Accounts and notes receivable, net                                          31,273             11,403            (10,153)
    Inventories                                                                 (4,312)            10,912             (7,069)
    Other assets                                                                 1,731              1,261            (19,852)
    Accounts payable and accrued expenses                                       19,576             10,273             (9,531)
    Income taxes payable                                                        (1,738)            (3,068)              (214)
    Other long-term liabilities                                                 (3,158)               777                (73)
                                                                             ---------          ---------          ---------
  Net cash provided by operating activities                                     22,745             32,680              1,460
                                                                             ---------          ---------          ---------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired                         (8,477)            (1,414)          (173,492)
  Investments in and advances to joint ventures                                      -                  -             (5,643)
  Purchases of property and equipment                                          (66,545)           (52,087)           (66,639)
  Proceeds from the sale of property and equipment                               9,400              2,028              3,811
                                                                             ---------          ---------          ---------
    Net cash used in investing activities                                      (65,622)           (51,473)          (241,963)
                                                                             ---------          ---------          ---------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing costs                 87,000             81,000            537,510
  Payment on long-term debt                                                    (29,407)          (106,373)          (301,985)
  Early extinguishment of debt                                                       -            (72,000)                 -
  Repurchase of shares                                                               -               (180)                 -
  Issuance of common shares                                                          -            118,714                 44
  Payments of noncompete obligations                                              (308)              (289)              (677)
  Rights offering cost                                                            (162)                 -                  -
                                                                             ---------          ---------          ---------
    Net cash provided by financing activities                                   57,123             20,872            234,892
                                                                             ---------          ---------          ---------
    Effect of exchange rates on cash                                            (1,434)               662              2,823
                                                                             ---------          ---------          ---------
    Net increase (decrease) in cash                                             12,812              2,741             (2,788)
    Cash and cash equivalents at beginning of period                            35,743             33,002             35,790
                                                                             ---------          ---------          ---------
    Cash and cash equivalents at end of period                               $  48,555          $  35,743          $  33,002
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

                      AMF BOWLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)


                                                                                                        Foreign
                                                    Common                                             Currency           Total
                                                    Shares        Common      Paid-in    Retained     Translation     Stockholders'
                                                  Outstanding      Stock      Capital    Deficit      Adjustment         Equity
                                                  -----------     ------     --------    --------     -----------     -------------
Balance December 31, 1997                          59,630,000        596      748,053     (75,048)       (19,573)           654,028
                                                  -----------     ------     --------    --------     -----------     -------------
  Issuance of stock and stock options                 117,550          1        1,252           -              -              1,253
  Net loss                                                  -          -            -    (125,894)             -           (125,894)
  Foreign currency translation adjustment                   -          -            -           -            248                248
                                                  -----------     ------     --------   ---------       --------          ---------
Balance December 31, 1998                          59,747,550        597      749,305    (200,942)       (19,325)           529,635
                                                  -----------     ------     --------   ---------       --------          ---------

  Issuance of stock rights                                  -          -       38,010     (38,010)             -                  -
  Issuance of stock upon exercise of rights        24,000,000        240      118,474           -              -            118,714
  Repurchase common stock                            (150,000)        (1)        (179)          -              -               (180)
  Net loss                                                  -          -            -    (162,234)             -           (162,234)
  Foreign currency translation adjustment                   -          -            -           -          4,001              4,001
                                                  -----------     ------     --------   ---------       --------          ---------
Balance December 31, 1999                          83,597,550        836      905,610    (401,186)       (15,324)           489,936
                                                  -----------     ------     --------   ---------       --------          ---------

  Conversion of zero coupon debentures                182,938          2        6,054           -              -              6,056
  Costs of rights offering                                  -          -         (162)          -              -               (162)
  Net loss                                                  -          -            -    (200,485)             -           (200,485)
  Foreign currency translation adjustment                   -          -            -           -        (13,270)           (13,270)
                                                  -----------     ------     --------   ---------       --------          ---------
Balance December 31, 2000                          83,780,488       $838     $911,502   $(601,671)      $(28,594)         $ 282,075
                                                  ===========     ======     ========   =========       ========          =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (in thousands)

                                                               Year Ended December 31,
                                                     -----------------------------------------
                                                       2000            1999            1998
                                                     ---------       ---------       ---------
          Net loss                                   $(200,485)      $(162,234)      $(125,894)
          Foreign currency translation adjustment      (13,270)          4,001             248
                                                     ---------       ---------       ---------
          Total comprehensive loss                   $(213,755)      $(158,233)      $(125,646)
                                                     =========       =========       =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS DESCRIPTION - ORGANIZATION AND RESTRUCTURING

Organization

     AMF Bowling, Inc. ("AMF Bowling" and, together with its subsidiaries, the "Company" or "AMF") is the largest owner of bowling centers in the United States and worldwide. In addition, the Company is one of the world's leading manufacturers of bowling center equipment, accounting for, management believes, approximately 40% of the world's current installed base of such equipment. AMF is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 408 U.S. bowling centers and 117 international bowling centers ("Bowling Centers"), as of December 31, 2000, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. AMF also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company, which operates two golf practice ranges.

     AMF Bowling conducts all of its business through subsidiaries. AMF Bowling Worldwide, Inc. ("Bowling Worldwide") is a wholly-owned, direct subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly-owned, direct subsidiary of AMF Bowling. AMF Bowling, AMF Group Holdings and Bowling Worldwide are Delaware corporations. An investor group led by affiliates of Goldman, Sachs & Co. acquired the Company in 1996 (the "Acquisition").

     Since the Acquisition and prior to December 31, 2000, the Company has acquired 280 bowling centers for a combined purchase price of $507.4 million, and it has constructed two bowling centers and one Michael Jordan Golf practice range as part of its capital expenditure program. The Company has funded its acquisitions and center construction from internally generated cash, borrowings under the senior secured revolving credit facility (the "Bank Facility") under the Credit Agreement (as defined in "Note 8.--Long-Term Debt and 1999 Recapitalization Plan"), issuances of AMF Bowling common stock (the "Common Stock") and AMF Bowling's Zero Coupon Convertible Debentures due 2018 (the "Convertible Debentures"). See "Note 14.--Acquisitions."

Restructuring

     In August 2000, AMF Bowling announced that Bowling Worldwide and Citibank, N.A., Administrative Agent of Bowling Worldwide's senior secured lenders (collectively, the "Lenders"), had amended (the "Amendment") the Credit Agreement. Pursuant to the Amendment, Bowling Worldwide agreed, among other things, to forbear from making the September 15, 2000 interest payment due on its 10 7/8% Series B Senior Subordinated Notes (the "Senior Subordinated Notes") and that it would begin exploring various alternatives to restructure and reduce its long-term debt. As part of the Amendment, the Lenders agreed to waive any default under the Credit Agreement resulting from the failure to make the September 15, 2000 interest payment due on the Senior Subordinated Notes unless the Company's other creditors commenced the exercise of remedies, which could include the acceleration of the Company's debt obligations and an involuntary bankruptcy filing. The Amendment further provided for the permanent termination of $100.0 million of the otherwise available working capital commitments under the Credit Agreement. Moreover, the Amendment waived Bowling Worldwide's compliance with the financial covenants in the Credit Agreement through December 31, 2000. The Amendment also required that Bowling Worldwide deliver a preliminary plan containing the principal terms of a proposal to restructure the Company's debt to the Lenders. The Company submitted such a proposed restructuring plan on September 30, 2000 and a majority of the lenders indicated by October 15, 2000 that the plan was generally satisfactory in form and substance, subject to further approval of any definitive plan.

     In light of ongoing discussions with its banks and bondholders related to a financial restructuring plan, the Company decided not to request a further modification of the Credit Agreement or an extension of the waiver

                      AMF BOWLING, INC. AND SUBSIDIARIES
beyond December 31, 2000. Bowling Worldwide is in default under the Senior Subordinated Notes, Senior Subordinated Discount Notes and Credit Agreement, and is operating without available capacity to borrow.

     Bowling Worldwide did not make the cash interest payment of approximately $13.6 million on the Senior Subordinated Notes required on September 15, 2000 and the 30 day period to cure the non-payment of interest under the related indenture expired. Under the indenture, the Trustee on its own or the holders of 25% or more of the outstanding principal amount of the Senior Subordinated Notes have had the right, by written notice, since the expiration of the cure period, to declare all amounts owed under the indenture immediately due and payable. If the indebtedness represented by the Senior Subordinated Notes is accelerated, such acceleration would result in a default under the Credit Agreement, the Company's 12 1/4% Series B Senior Subordinated Discount Notes (the "Senior Subordinated Discount Notes"), the Convertible Debentures and certain other Company indebtedness. In such event, the Company would not then be able to meet its accelerated payment obligations. Bowling Worldwide also failed to make the required cash interest payment of approximately $13.6 million on the Senior Subordinated Notes due on March 15, 2001 and did not make such payment during the 30 day period to cure. As of April 15, 2001, neither Bowling Worldwide nor AMF Bowling has received notice that any of its indebtedness has been or will be accelerated.

     Bowling Worldwide did not make a scheduled principal payment to the Lenders of $12.8 million that was due on December 29, 2000. Bowling Worldwide did pay $3.0 million of the $14.7 million of interest then due under the Credit Agreement on December 29, 2000. The remainder of the $14.7 million of interest (at a non-default interest rate) due was paid on a weekly schedule during the first quarter of 2001. In addition, the Lenders' waiver of the financial covenants in the Credit Agreement expired on December 31, 2000. As a result of the foregoing, Bowling Worldwide is in default under the Credit Agreement.

     Bowling Worldwide did not make a scheduled principal payment under the Credit Agreement of $12.8 million, which was due on March 30, 2001 but did make a $16.4 million interest payment under the Credit Agreement on March 30, 2001. This payment represented interest at the non-default interest rate and was approximately $2.8 million less than the interest would have been at the default rate. As explained above, Bowling Worldwide is in default under the Credit Agreement and the Senior Subordinated Notes and such defaults could result in the acceleration of the indebtedness under the Credit Agreement, the Senior Subordinated Notes, the Senior Subordinated Discount Notes, the Convertible Debentures and certain other indebtedness of the Company. However, as of April 15, 2001, neither AMF Bowling nor Bowling Worldwide has received notice that any of its indebtedness has been or will be accelerated. The Company is also not aware that a creditor, including the Lenders and the holders of Senior Subordinated Notes and the Senior Subordinated Discount Notes (collectively, the "Subordinated Note Holders"), has taken action, or notified the Company that it will take action, to enforce their rights or remedies against the Company or its assets as a result of the defaults described above.

     Since January 2001, the Company has funded its day to day operating expenses and requirements for capital expenditures from cash flow from operations. During 2001, scheduled principal payments under the Credit Agreement increase significantly and cash interest becomes payable on the Senior Subordinated Discount Notes. Management anticipates that the Company will not make such principal and interest payments.

     In mid 2000, Bowling Worldwide retained financial and legal advisors to assist it in evaluating its restructuring and refinancing alternatives. At the time, management believed the possible alternatives included a consensual, negotiated restructuring, a reorganization under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. (S) 101 et seq. ("Chapter 11") and/or other possible
                                   -- ---
methods for reducing the Company's long-term debt and improving its capital structure. Any alternative selected would likely have a material adverse effect on the ability of AMF Bowling's shareholders to recover their investment in the Common Stock and on the ability of the Subordinated Notes Holders and the holders of the Convertible Debentures and other Company indebtedness to receive interest and principal payments due thereon.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Bowling Worldwide and its advisors have provided certain information to and held substantive discussions with the steering committees for the Lenders and the Subordinated Notes Holders. The Lenders and the Subordinated Notes Holders have each retained their own separate legal and financial advisors.

     Management now believes that a Chapter 11 filing is the most likely and efficient means to complete the debt restructuring. The Company and the steering committees for the Lenders and the Subordinated Notes Holders are continuing discussions regarding the debt restructuring. The Company believes that these discussions are constructive and progress is being made. Accordingly, at this time management has not made a recommendation to the Board of Directors of Bowling Worldwide (the "Board") with respect to a Chapter 11 filing and the Board has not yet taken any action in this regard. Bowling Worldwide has also begun discussions with the Lenders and the Subordinated Notes Holders about a potential Chapter 11 filing as well as business and legal issues related to such a filing in order to ensure an orderly proceeding with minimal impact on the Company's operations, employees and customers.

     In order to facilitate a restructuring in a Chapter 11 proceeding, Bowling Worldwide has received proposals for a secured debtor-in-possession financing facility (a "DIP Facility"). Although no assurances can be given, Bowling Worldwide believes that it would have a commitment from the Lenders for a DIP Facility at the time of filing for a reorganization under Chapter 11. Management believes that the borrowing capacity under a DIP Facility, in addition to available cash on hand of approximately $40.0 million as of April 13, 2001, will be sufficient to meet the Company's current liquidity and capital expenditure requirements during the period when the Company would be operating under Chapter 11, although no assurances can be given in this regard.

     While it is diligently pursuing a financial restructuring, Bowling Worldwide is unable to predict if it will be able to arrive at a restructuring plan, acceptable to the Lenders and Subordinate Notes Holders, before a filing is made or during a Chapter 11 proceeding. Bowling Worldwide is unable to predict whether it will be able to satisfactorily implement such a plan, or whether, in the interim, the Lenders and the Subordinated Notes Holders will continue to forbear from exercising any or all of the remedies available to them, including acceleration of the Company's indebtedness, an involuntary bankruptcy proceeding and, in the case of the Lenders, realization on collateral for their indebtedness.

     Because retention of key personnel and maintenance of employee morale is so critical during a restructuring, in mid 2000, certain bonus, severance and retention programs were approved. The programs extend to senior management, bonus-eligible and stock option-eligible personnel, including all center managers around the world. These retention programs are conditioned upon continued employment to specific dates. In March 2001, after consultation with its compensation advisor and financial advisor, the Board approved several enhancements to the year 2001 incentive compensation plan designed to encourage retention and motivate key personnel during the restructuring process.

     The Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company's financial position, including the default on its debt and the continuing losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, a prompt restructuring, refinancing or Chapter 11 relief, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. Further, a plan of reorganization could materially affect the assets and liabilities reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of this uncertainty.

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The more significant estimates made by management include allowances for obsolete inventory, uncollectible accounts receivable, realization of goodwill, long-lived assets, deferred taxes and other deferred assets, litigation and claims, product warranty costs, and self-insurance costs. Actual results could differ from those estimates.

Revenue Recognition

     For Bowling Products, revenue is generally recognized at the time the products are shipped. In certain countries, with respect to new center packages ("NCP" or "NCPs") (which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) orders, revenue is recognized upon installation. For larger contract orders, Bowling Products generally requires that customers submit a deposit as a condition of accepting the order. For a significant portion of international sales, Bowling Products generally requires the customer to obtain a letter of credit prior to shipment.

Warranty Costs

     Bowling Products warrants all new products for certain periods up to one year. Bowling Products charges to income an estimated amount for future warranty obligations, and also offers customers the option to purchase extended warranties on certain products. Warranty expense aggregated $1,386 for 2000, $5,681 for 1999, and $5,391 for 1998, and is included in cost of goods sold in the accompanying consolidated statements of operations.

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

                      AMF BOWLING, INC. AND SUBSIDIARIES

Long-Lived Assets

     The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred; major renewals or improvements are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property and equipment, and any gain or loss is recognized.

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

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers discussed in "Note 14. Acquisitions," and in accordance with the purchase method of accounting used for all acquisitions, the Company recorded goodwill representing the excess of the purchase price of such bowling centers over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense was $20,861 in 2000, $21,384 in 1999 and $20,403 in 1998. Accumulated amortization of goodwill was $95,545 and $74,684, respectively, at December 31, 2000 and 1999.

Leasehold Interests

     Leasehold interests are included in other assets net of accumulated amortization of $27,923 and $22,346 at December 31, 2000 and 1999, respectively. Leasehold interests represent favorable lease terms, which are comprised of the difference between amounts due under the contractual lease rate compared to the market rate for that lease. Leasehold interests are being amortized over the life of each lease. Amortization expense was $5,577 in 2000, $4,976 in 1999 and $4,500 in 1998.

Income Taxes

     The U.S. and international subsidiaries of AMF Group Holdings are taxable corporations under the Internal Revenue Code ("IRC"). Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

                      AMF BOWLING, INC. AND SUBSIDIARIES

Research and Development Costs

     Expenditures relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred. Amounts expensed were approximately $120 in 2000, $342 in 1999 and $121 in 1998 and are included in cost of goods sold in the accompanying consolidated statements of operations.

Advertising Costs

     Costs incurred for producing and communicating advertising are expensed when incurred. The amounts expensed were approximately $28,551 in 2000, $27,291 in 1999 and $33,432 in 1998, with $20,873, $20,756 and $20,571, respectively, included in bowling center operating expenses for Bowling Centers, and $7,678, $6,535 and $12,861, respectively, included in selling, general and administrative expenses for Bowling Products and Corporate in the accompanying consolidated statements of operations.

Foreign Currency Translation

     All assets and liabilities of AMF Group Holdings' international operations are translated from foreign currencies into U.S. dollars at year-end exchange rates. Adjustments resulting from the translation of financial statements of international operations into U.S. dollars are included in the foreign currency translation adjustment on the accompanying consolidated balance sheets, statements of stockholders' equity and statements of comprehensive loss. Revenue and expenses of international operations are translated using average exchange rates that existed during the year and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies. Transactions in foreign currencies resulted in net losses of $2,338 for 2000, and of $2,432 for 1999 and net gains of $2,450 for 1998, and are included in other expenses in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

     The carrying value of financial instruments, including cash and cash equivalents and short-term debt, approximate fair value at December 31, 2000 and 1999, because of the short maturity of these instruments. At December 31, 2000 and 1999, fair value of the interest rate cap agreements (to reduce the interest rate risk of its floating rate debt) was approximately $0 and $16, respectively. The interest rate cap agreements are valued using the estimated amount that the Company would receive to terminate the cap agreements as of December 31, 2000 and 1999, based on a quote from the counterparty, taking into account current interest rates and the credit worthiness of the counterparty. The fair value of the term facilities under the Bank Debt, as defined in "Note 8. Long-Term Debt and 1999 Recapitalization Plan," at December 31, 2000 and 1999, was approximately $284,772 and $347,849, respectively, based on the trading value at December 31, 2000 and 1999. The fair value of the Senior Subordinated Notes and Senior Subordinated Discount Notes at December 31, 2000 and 1999 was approximately $90,575 and $196,410, respectively, based on the trading value at December 31, 2000 and 1999. The fair value of the Debentures, as defined in "Note 8. Long-Term Debt and 1999 Recapitalization Plan," at December 31, 2000 and 1999, was approximately $5,169 and $18,321 based on the trading value at December 31, 2000 and 1999.

Non-compete Agreements

     The Company has non-compete agreements with various individuals. The assets are recorded at cost or at the present value of payments to be made under these agreements, discounted at annual rates ranging from 8 percent to 10 percent. The assets are included in other assets on the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the agreements. Non-compete agreements at December 31, 2000 and 1999, net of accumulated amortization, totaled approximately $1,525 and $2,390, respectively.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The Company also has non-compete obligations with various individuals which are included in other liabilities on the accompanying consolidated balance sheets. Annual maturities on non-compete obligations as of December 31, 2000 are as follows: 2001--$307; 2002--$202; 2003--$207; 2004--$200; 2005--$129;
thereafter--$480.

Self-Insurance Programs

     The Company is self-insured up to certain levels for general and product liability, workers' compensation, certain health care coverage, and property damage. The cost of these self-insurance programs is accrued based upon estimated settlements for known and anticipated claims. The Company has recorded an estimated amount to cover known claims and claims incurred but not reported as of December 31, 2000 and 1999, which is included in accrued expenses in the accompanying consolidated balance sheets.

Comprehensive Loss

     For 2000, 1999 and 1998, comprehensive loss represents net loss and the change in foreign currency translation adjustment. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying consolidated balance sheets and statements of stockholders' equity.

Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current year presentation.


NOTE 3.   INVENTORIES

     Inventories at December 31, 2000 and 1999, consist of the following:


                                                      2000             1999
                                                   -----------      -----------
     Bowling Products, at FIFO:
     Raw materials                                   $13,142          $14,285
     Work in progress                                    821            1,562
     Finished goods and spare parts                   32,824           28,789
     Bowling Centers, at average cost:
     Merchandise and spare parts                       8,910            8,863
                                                   -----------      -----------
                                                     $55,697          $53,499
                                                   ===========      ===========

NOTE 4.   OTHER CURRENT ASSETS

     The components of other current assets at December 31, 2000 and 1999, consist of the following:

                                              2000                1999
                                           -----------         -----------
          Advances or deposits               $11,127             $11,982
          Other                                1,662               2,894
                                           -----------         -----------
                                             $12,789             $14,876
                                           ===========         ===========

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 5.   PROPERTY AND EQUIPMENT

     Property and equipment, net at December 31, 2000 and 1999, consists of the following:

                                                                     2000               1999
                                                                --------------     --------------
          Land                                                    $  132,041         $  133,953
          Buildings and improvements                                 374,081            357,365
          Equipment, furniture, and fixtures                         623,096            588,342
          Other                                                        7,821              5,537
                                                                --------------     --------------
                                                                   1,137,039          1,085,197
          Less: accumulated depreciation and amortization           (381,451)          (278,772)
                                                                --------------     --------------
                                                                  $  755,588         $  806,425
                                                                ==============     ==============


     Depreciation and amortization expense related to property and equipment was $104,608 for 2000, $99,934 for 1999 and $89,080 for 1998.


NOTE 6.   OTHER LONG-TERM ASSETS

     Other long-term assets are primarily composed of leasehold interests, long-term rent deposits, long-term portion of non-compete assets, and notes receivable.


NOTE 7.    ACCRUED EXPENSES

     Accrued expenses at December 31, 2000 and 1999, consist of the following:

                                                   2000           1999
                                               ----------      ----------
         Accrued compensation                   $ 14,439        $ 13,609
         Accrued interest                         32,858           8,293
         League bowling accounts                  14,972          15,847
         Other                                    40,949          34,035
                                               ----------      ---------
                                                $103,218        $ 71,784
                                               ==========      =========

                       AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 8.   LONG-TERM DEBT AND 1999 RECAPITALIZATION PLAN

     As discussed in "Note 1. Business Description - Organization and Restructuring" the Company is in default on all of its long-debt. As a result all of the Company's debt has been classified as current as of December 31, 2000. The repayment of the debt is subject to acceleration by the Lenders. Debt at December 31, 2000 and 1999, consists of the following:

                                                                    2000               1999
                                                               ---------------     -------------
          Bank debt                                              $   614,093         $  556,499
          Subsidiary senior subordinated notes                       250,000            250,000
          Subsidiary senior subordinated discount notes              270,472            240,111
          Zero coupon convertible debentures                         178,876            172,630
          Mortgage and equipment note                                  1,993              1,992
                                                               ---------------     -------------
               Total debt                                          1,315,434          1,221,232
          Current maturities                                      (1,315,434)           (34,250)
                                                               ---------------     -------------
               Total long-term debt                              $         -         $1,186,982
                                                               ===============     ==============


Bank Debt

     The Company's bank debt (the "Bank Debt") is governed by a credit agreement (the "Credit Agreement") to which Bowling Worldwide is a party with Goldman Sachs, their affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders (collectively, the "Lenders") and provides for (i) senior secured term loan facilities aggregating $365.1 million (the "Term Facilities") and (ii) the Bank Facility of up to $255.0 million (together with the Term Facilities, the "Senior Facilities"). In connection with such financing, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank is acting as Administrative Agent. As of December 31, 2000, the Company had no available borrowing under the Bank Facility with $249.0 million outstanding and $9.7 million of standby and documentary letters of credit.

The Senior Facilities

     The Term Facilities consist of the following three tranches: (i) a Term Loan Facility of $52.5 million, (ii) an Amortization Extended Loan ("AXELsSM") Series A Facility of $181.5 million and (iii) an AXELsSM Series B Facility of $131.1 million. The Term Loan Facility bears interest, at Bowling Worldwide's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case plus a margin which varies in accordance with a performance pricing grid which is based on the Total Debt/EBITDA Ratio (as defined below) for the Rolling Period (as defined below) then most recently ended.

     The margin applicable to loans bearing interest based on the base rate will range from 1.50% to 2.75% for advances under the Term Loan Facility, and is fixed at 3.25% for advances under the AXELsSM Series A Facility and 3.75% for advances under the AXELsSM Series B Facility. The margin applicable to loans bearing interest based on the Eurodollar rate ranges from 2.50% to 3.75% for advances under the Term Loan Facility, and is fixed at 4.25% for advances under AXELsSM Series A Facility and 4.75% for advances under the AXELsSM Series B Facility.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The Bank Facility has an aggregate, maximum amount of $255.0 million, is fully revolving until its final maturity and bears interest, at Bowling Worldwide's option, at Citibank's customary base rate or at Citibank's Eurodollar rate, in each case, plus a margin which varies in accordance with a performance pricing grid which is based on a total debt to EBITDA ratio ("Total Debt/EBITDA Ratio") for the trailing twelve-month period (the "Rolling Period") then most recently ended. The margin applicable to advances under the Bank Facility bearing interest based on the base rate ranges from 1.50% to 2.75% and the margin applicable to advances under the Bank Facility bearing interest based on the Eurodollar rate ranges from 2.50% to 3.75%.

     As a result of the Default under the Credit Agreement, the Term Facilities and the Bank Facility interest rates have been increased by 2% per annum above the rates described in the preceding paragraphs. In addition, while the Company is in default under the Credit Agreement, it is unable to borrow under the Eurodollar rate option.

     At December 31, 2000, the applicable margin based on Citibank's customary base rate, the applicable margin based on Citibank's Eurodollar rate, and the actual interest rate for advances under each of the Senior Facilities were as follows:

                                            Base Rate    Eurodollar Rate    Interest
                                              Margin         Margin         Rate (a)
                                            ---------    ---------------    --------
          Term Loan Facility                  2.75 %          3.75 %         14.45 %
          AXELsSM Series A Facility           3.25            4.25           14.95
          AXELsSM Series B Facility           3.75            4.75           15.46
          Bank Facility                       2.75            3.75           12.94

          _______________________________
          (a) The interest rate is calculated using the default rates of interest that increases the original default interest rates by 2%.

     Maturity dates, average amounts outstanding, and average borrowing rates for 2000, were as follows:


                                                        Outstanding      Average       Average
                                                        December 31,     Amounts      Borrowing
                                      Maturity Dates       2000        Outstanding      Rates
                                      --------------    -----------    -----------    ---------
     Term Loan Facility               March 31, 2002      $ 52,500       $ 60,123       10.14 %
     AXELsSM Series A Facility        March 31, 2003       181,500        182,496       10.68
     AXELsSM Series B Facility        March 31, 2004       131,092        132,012       11.18
     Bank Facility                    March 31, 2002       249,000        204,488       10.27

          ___________________
          (a) The interest rate is calculated using the default rates of interest that increases the original interest rate by 2%

     In addition, Bowling Worldwide is required to make prepayments which permanently reduce the availability under the Senior Facilities under certain circumstances, including upon certain asset sales and issuances of debt by Bowling Worldwide and its subsidiaries and public issuance of equity securities of AMF Bowling. Bowling Worldwide is also required to make prepayments that permanently or temporarily reduce the availability under the Term Facilities and Bank Facility if the Company achieves certain financial targets as defined in the Credit Agreement.

                      AMF BOWLING, INC. AND SUBSIDIARIES

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

     The Credit Agreement contains certain financial covenants, as well as additional affirmative and negative covenants, constraining Bowling Worldwide. Under the terms currently in effect, Bowling Worldwide must maintain a minimum Modified Consolidated EBITDA and a Cash Interest Coverage Ratio and a Total Debt to EBITDA Ratio (as defined in the Credit Agreement). Negative covenants under the Senior Facilities prohibit Bowling Worldwide and its Subsidiaries from (i) incurring certain liens, (ii) entering into certain debt, (iii) incurring certain obligations under capital leases, (iv) entering into certain mergers,
(v) entering into certain investments and (vi) making certain material changes in the nature of its business. The negative covenants also relate to the payment of dividends, prepayments of, and amendments of the terms of, other debt (including the Subordinated Notes), amendment of Related Documents (as defined in the Credit Agreement), ownership changes, negative pledges, partnerships, speculative transactions, capital expenditures and payment restrictions affecting subsidiaries. Bowling Worldwide is also subject to certain financial and other reporting requirements.

     As discussed in "Note 1. Business Description - Organization and Restructuring", Bowling Worldwide is in default on its debt and will not be in compliance with the financial covenants under its Credit Agreement in 2001. The Amendment had waived Bowling Worldwide's compliance with the financial covenants in the Credit Agreement through December 31, 2000.

     As Bowling Worldwide is in default of the covenants contained in the Credit Agreement, it may not (i) declare and pay dividends in common stock, (ii) declare and pay cash dividends to the extent necessary to make payments under certain non-compete agreements with owners of the Predecessor Company, (iii) declare and pay cash dividends for general administrative expenses not to exceed $0.25 million and (iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock.

Subordinated Notes

     Bowling Worldwide's Senior Subordinated Notes will mature on March 15, 2006. Interest accrues from the date of issuance at an annual rate of 10.875% and is payable in cash semiannually in arrears on March 15 and September 15 of each year.

     Bowling Worldwide's Senior Subordinated Discount Notes will mature on March 15, 2006, at a fully-accreted value of $277.0 million and will result in an effective yield of 12.25% per annum, computed on a semiannual bond equivalent basis. No interest is payable prior to March 15, 2001. Commencing March 15, 2001, interest will accrue and be payable in cash semiannually in arrears on March 15 and September 15 of each year beginning with September 15, 2001.

     The Senior Subordinated Notes and the Senior Subordinated Discount Notes (together, the "Subordinated Notes") are jointly and severally guaranteed on a senior subordinated basis by AMF Group Holdings and each of Bowling Worldwide's current and future subsidiaries identified below in "Note 21. Condensed Consolidating Financial Statements" (collectively, the "Guarantors").

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The guarantees of the Subordinated Notes are subordinated to the guarantees of the Bank Debt and the mortgage and equipment note outstanding at December 31, 2000. The Subordinated Notes are general, unsecured obligations of Bowling Worldwide, are subordinated in right of payment to all of the Bank Debt and rank pari passu with all existing and future subordinated debt of Bowling Worldwide. The claims of the holders of the Subordinated Notes will be effectively subordinated to all other indebtedness and other liabilities (including trade payables and capital lease obligations) of Bowling Worldwide's subsidiaries that are not Guarantors and through which Bowling Worldwide will conduct a portion of its operations. See "Note 21. Condensed Consolidating Financial Statements."

     The indenture governing the Senior Subordinated Notes and the indenture governing the Senior Subordinated Discount Notes (together, the "Subordinated
Note Indentures") contain certain covenants that, among other things, limit the ability of Bowling Worldwide and its Restricted Subsidiaries (as defined therein) to incur additional indebtedness and issue Disqualified Stock (as defined therein), pay dividends or distributions or make investments or make certain other Restricted Payments (as defined therein) enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu and subordinated indebtedness of Bowling Worldwide and engage in mergers and consolidations.

     As discussed in "Note 1. Business Description - Organization and Restructuring", Bowling Worldwide is in default on the Subordinated Notes and did not make scheduled interest payments of $13.6 million on the Senior Subordinated Notes on September 15, 2000 and March 15, 2001. The indentures for the Subordinated Notes stipulates an increase by 1% on overdue principal and interest.

Zero Coupon Convertible Debentures

     On May 12, 1998, AMF Bowling completed the private placement of $1,125,000 aggregate principal amount at maturity of Zero Coupon Convertible Debentures due 2018 (the "Convertible Debentures") to Goldman, Sachs & Co., Cowen & Company, Morgan Stanley & Co. Incorporated and Schroder & Co. Inc. (collectively, the "Initial Purchasers"). The Convertible Debentures were originally issued by the Company to the Initial Purchasers at an offering price of 25.257% plus accrued original issue discount from May 12, 1998, and were subsequently sold by the Initial Purchasers to "qualified institutional buyers" in transactions exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Company subsequently filed a Registration Statement on Form S-1 covering the Convertible Debentures and the underlying Common Stock. In connection with the Company's recapitalization plan, AMF Bowling purchased $514,286 in aggregate principal amount at maturity of the Convertible Debentures in a tender offer at a price of $140 per $1,000 principal amount at maturity. See "--1999 Recapitalization Plan" below.

     The Convertible Debentures will mature on May 12, 2018 and have an effective yield of 7% per annum. The Convertible Debentures are convertible, at the option of the Holder, at any time prior to maturity unless previously redeemed or otherwise purchased by AMF Bowling, into Common Stock at the rate of
9.1469 shares, as adjusted in connection with the rights offering, per $1,000 principal amount at maturity of Convertible Debentures. During 2000, Convertible Debentures that had a book value of approximately $6.1 million and a maturity value of $20.0 million were converted into 182,938 shares of Common Stock. In March 2001, Convertible Debentures that had a book value of approximately $18.5 million and a maturity value of approximately $60.4 million were converted into 552,015 shares of Common Stock.

     The Convertible Debentures are not redeemable by AMF Bowling prior to May 12, 2003. Beginning on May 12, 2003, the Convertible Debentures are redeemable for cash at any time at the option of AMF Bowling, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     AMF Bowling is required to purchase Convertible Debentures at the option of the Holder as of May 12, 2003, May 12, 2008 and May 12, 2013, at purchase prices equal to the issue price plus accrued original issue discount to the date of purchase. AMF Bowling may, at its option, elect to pay any such purchase price in cash or Common Stock, or any combination thereof.

Annual Maturities

     The entire amount of long-term debt has been classified as current and represents amounts that would be due in the next 12 months if acceleration of the Company's debt obligations occurs as described above. Scheduled annual maturities of long-term debt, including accretion of the Senior Subordinated Discount Notes and Convertible Debentures, as of December 31, 2000, are as follows:


               December 31,
               ------------
                   2001             $   95,844
                   2002                355,000
                   2003                116,408
                   2004                 46,839
                   2005                      -
                Thereafter           1,119,707
                                    ----------
                                    $1,733,798
                                    ==========

1999 Recapitalization Plan

     As part of a recapitalization plan (the "Recapitalization Plan") and in conjunction with the Fourth Amended and Restated Credit Agreement dated as of June 14, 1999, AMF Bowling completed on July 28, 1999 an offering of rights to purchase its Common Stock and a tender offer for a portion of its Convertible Debentures at a discount to carrying value. In the rights offering, AMF Bowling raised $120.0 million of gross proceeds in equity capital and issued 24.0 million additional shares of Common Stock at the subscription price of $5.00 per share. AMF Bowling purchased $514,286 in aggregate principal amount at maturity of its Convertible Debentures in the tender offer at a price of $140 per $1,000 principal amount at maturity. AMF Bowling used approximately $72.0 million of the proceeds from the rights offering to fund the purchase of the Convertible Debentures. Proceeds from the rights offering of $30.0 million were contributed as equity by AMF Bowling to Bowling Worldwide, which repaid amounts due under its Bank Facility. AMF Bowling used a portion of the remainder of the proceeds to pay expenses of the rights offering and the tender offer and is using the balance remaining for general corporate purposes.

Interest Rate Cap Agreements

     During March 2000 and September 2000, Bowling Worldwide entered into interest rate cap agreements with Goldman Sachs Capital Markets, L.P. to reduce the interest rate risk of its Bank Debt. The notional amounts of these caps were $200.0 million and $15.0 million, respectively, at December 31, 2000. Interest expense for interest rate cap agreements was $167 in 2000, $140 in 1999 and $1,608 in 1998. Bowling Worldwide is exposed to credit-related loss in the event of non-performance by the counterparty. Bowling Worldwide believes its exposure to potential loss due to counterparty non-performance is minimized primarily due to the relatively strong credit rating of the counterparty.

Deferred Financing Costs

     Costs incurred to obtain bank financing and issue bond financing are amortized over the lives of the various types of debt using the effective interest rate method. Amortization expense for financing costs was $2,529 in 2000, $2,686 in 1999 and $3,438 in 1998.

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 9. REFINANCING COSTS, RESTRUCTURING CHARGES, ASSET IMPAIRMENT CHARGES AND SPECIAL CHARGES

Refinancing Costs

     In the second half of 2000, the Company recorded $6.5 million of refinancing charges related to proposed restructuring of long-term debt. The charges primarily include amounts paid for legal and advisory services. See "Note 1 -Business Description - Organization and Restructuring " for a description of the refinancing activities.

Restructuring Charges

     In the fourth quarter of 2000, the Company recorded restructuring charges of approximately $3.4 million primarily related to a plan to close the Bowling Products Korean operations and sales office. The restructuring charges relate primarily to employee termination benefits and contract cancellations. As of December 31, 2000, the Company had a remaining reserve related to restructuring charges of $2.5 million and expects that the restructuring activities will be completed in 2001.

     In 1999, the Company recorded restructuring charges of approximately $8.5 million that were related primarily to a plan to reorganize and downsize the Bowling Products business in response to market weakness in the Asia Pacific region and increased competition which has negatively impacted sales and profitability of NCPs. The restructuring plan was developed in conjunction with a strategic business assessment performed by Bain & Co. and was designed to reduce the overall volatility of the Bowling Products business. Actions taken included closing one plant in the U.S., one plant in Korea, three warehouses in China, one warehouse in Taiwan, four sales offices in China and one sales office in Belgium. Additionally, sales offices were downsized in four other countries. The restructuring charges relate primarily to employee termination benefits, asset write-offs and contract cancellations. As of December 31, 2000, the Company had no remaining reserve related to the restructuring charges taken in 1999.

Asset Impairment Charges

     In 2000, the Company recorded asset impairment charges of approximately $1.6 million representing the difference between fair market value and carrying value of impaired assets. The asset impairment charges relate to under-performing bowling center locations that under a formal plan are scheduled to be closed in 2001. Fair market value is generally determined based on the average sales proceeds from previous sales of idle AMF bowling center locations.

     In 1999, the Company recorded asset impairment charges of approximately $8.1 million representing the difference between fair market value and carrying value of impaired assets. The asset impairment charges relate to under-performing bowling center locations that under a formal plan were closed in 2000.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The following table summarizes the nature of the restructuring charges and asset impairment charges:


                                  Bowling       Bowling
Year Ended December 31, 2000      Centers     Products     Corporate     Total
----------------------------      -------     --------     ---------     -----
Restructuring Charges                $1.0         $2.3          $0.1      $3.4
Asset Impairment Charges              1.6            -             -       1.6
                                  -------     --------     ---------     -----
       Total charges                 $2.6         $2.3          $0.1      $5.0
                                  =======     ========     =========     =====


Year Ended December 31, 1999
----------------------------

Restructuring charges                $0.2         $8.2          $0.1     $ 8.5
Asset impairment charges              8.1            -             -       8.1
                                  -------     --------     ---------     -----
       Total charges                 $8.3         $8.2          $0.1     $16.6
                                  =======     ========     =========     =====

Special Charges and Other

     In 1999 the strategic assessment by Bain & Co. discussed above led to programs designed to improve product line profitability and quality in the Company. This assessment was a catalyst to the Company recording certain charges. These charges, along with additional reserves (collectively, the "Special Charges") recorded by the Company totaled $26.5 million. The Special Charges are non-cash, relate primarily to receivables and inventory and are included within operating expenses.

     The Special Charges are summarized as follows:

                                 Bowling      Bowling
                                 Centers     Products     Corporate     Total
                                 -------     --------     ---------     -----
Year Ended December 31, 1999
----------------------------
Special charges                     $6.6        $19.7          $0.2     $26.5
                                 =======     ========     =========     =====


     In the fourth quarter of 2000, the Company recorded certain charges totaling $39.2 million to reflect: (i) revaluation of inventory levels in the context of current Bowling Products business conditions ($12.0 million), (ii) the write down of U.K. property and equipment no longer in service ($6.2 million), (iii) reconciliation of certain intercompany differences ($5.3 million), (iv) costs associated with the exit of certain distributor arrangements or markets ($5.0 million), (v) the impact of the net present value of leases related to centers scheduled to be closed $2.8 million), (vi) the increase in insurance claims experience that resulted from the enhancements of benefits to U.S. bowling center employees and the occurrence of certain unusual incidents at some bowling centers ($2.2 million) and (vii) other charges ($5.7 million).

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 10.  INCOME TAXES

     Loss before income taxes for the years ended December 31, 2000, 1999 and 1998, consists of the following:

                                2000              1999              1998
                             ---------         ---------         ---------
     U.S.                    $(160,178)        $(167,738)        $(112,133)
     International             (37,901)          (11,993)            1,470
                             ---------         ---------         ---------
                             $(198,079)        $(179,731)        $(110,663)
                             =========         =========         =========

     The income tax provision at December 31, 2000, 1999 and 1998, consists of the following:

                                             2000          1999         1998
                                            ------       -------       ------
     Current income tax provision
     U.S. Federal                           $    -       $     -       $    -
     State and local                             -             -            -
     International                           2,256         6,300        7,294
                                            ------       -------       ------
          Total current provision            2,256         6,300        7,294
                                            ------       -------       ------
     Deferred tax provision
     U.S. Federal                                -        18,861            -
     State and local                             -         2,555            -
     International                               -             -            -
                                            ------       -------       ------
          Total deferred provision               -        21,416            -
                                            ------       -------       ------
          Total provision                   $2,256       $27,716       $7,294
                                            ======       =======       ======

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:

                                                       2000            1999
                                                    ---------       ---------
Deferred income tax assets
Current assets
  Reserves not deductible for tax purposes          $  14,183       $  22,864
                                                    ---------       ---------
Noncurrent assets
  Net operating losses                                175,157          94,893
  Foreign tax credits                                  11,487          11,487
  Interest expense on high yield debt                  44,907          29,972
  Depreciation on property and equipment                2,323               -
  Other                                                 8,411          10,533
                                                    ---------       ---------
Total noncurrent deferred tax assets                  242,285         146,885
                                                    ---------       ---------
Deferred tax assets before valuation allowance        256,468         169,749
  Valuation allowance                                (210,268)       (113,045)
                                                    ---------       ---------
Total deferred tax assets                              46,200          56,704
                                                    ---------       ---------
Deferred income tax liabilities
Goodwill amortization                                  46,200          32,924
Depreciation on property and equipment                      -          23,780
                                                    ---------       ---------
Total noncurrent deferred tax liabilities              46,200          56,704
                                                    ---------       ---------
Net deferred tax assets                             $       -       $       -
                                                    =========       =========

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

     The Company is included in the consolidated federal income tax return filed by AMF Bowling. As of December 31, 2000, the Company had net operating losses of approximately $450.3 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. taxes. The foreign tax credits will begin to expire in the year 2001 and the net operating losses will begin to expire in the year 2011. The Company has recorded a valuation reserve as of December 31, 2000 for $210.3 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for 2000 reflects certain international taxes only.

     The gross amount of NOLs the Company may utilize on future tax returns is $450.3 million. The NOLs expire as follows:

            Year                                NOLs
            ----                              --------
            2011                              $ 20,726
            2012                                80,233
            2018                               103,337
            2019                                69,958
            2020                               176,020
                                              --------
                                              $450,274
                                              ========

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory rate of 35 percent for 2000, 1999 and 1998 to loss before taxes. The principal reasons for these differences are as follows:


                                                 2000        1999        1998
                                               --------    --------    --------
U.S. Federal, at statutory rate                $(74,714)   $(49,182)   $(38,638)

Increase resulting from:
  Permanent Items                                 2,252       2,182       2,208
  Valuation allowance of foreign tax credit      71,783      67,462      45,583
  Other, net                                      2,935       7,254      (1,859)
                                               --------    --------    --------
Total                                          $  2,256    $ 27,716    $  7,294
                                               ========    ========    ========


NOTE 11.  COMMITMENTS AND CONTINGENCIES

     Bowling Centers and Bowling Products lease certain facilities and equipment under operating leases, which expire at various dates through 2016. Bowling Centers has certain ground leases, associated with several centers, which expire at various dates through 2058. These leases generally contain renewal options and require payments of taxes, insurance, maintenance, and other expenses in addition to the minimum annual rentals. Certain leases require contingent payments based on usage of equipment above certain specified levels. Such contingent rentals amounted to $1,838 in 2000, $2,430 in 1999 and $1,733 in 1998. Total rent expense under operating leases aggregated approximately $34,384 in 2000, $32,892 in 1999 and $31,061 in 1998.

     Future minimum rental payments under the operating lease agreements as of December 31, 2000 are as follows:

                    Year Ending
                    December 31,
                    ------------
                    2001                  $ 28,996
                    2002                    25,691
                    2003                    23,106
                    2004                    20,491
                    2005                    18,976
                    Thereafter             116,271
                                          --------
                                          $233,531
                                          ========

Litigation and Claims

     On April 22, 1999, a putative class action was filed in the United States District Court for the Southern District of New York by Vulcan International Corporation against AMF Bowling, The Goldman Sachs Group, L.P., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Cowen & Company, Schroder & Co., Inc., Richard A. Friedman and Douglas J. Stanard. The complaint has subsequently been amended to, among other things, include additional named plaintiffs. The plaintiffs, as putative class representatives for all persons who purchased the Common Stock in the AMF Bowling's initial public offering of Common Stock (the "Initial Public Offering") or within 25 days of the effective date of the registration statement related to the Initial Public Offering, seek, among other things, damages and/or rescission against all defendants jointly and severally pursuant to Sections 11, 12 and/or 15 of the Securities Act of 1933, as amended, based on allegedly inaccurate and misleading disclosures in connection with and following the Initial Public Offering. Management believes that the litigation is without merit and intends to defend against it vigorously.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF Bowling Products"), an indirect subsidiary of AMF Bowling, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 to $4 million in damages relating to 38 NCPs purchased from AMF Bowling Products. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

     On November 6, 1998, the court awarded Hai Heng approximately $3.5 million. AMF Bowling Products appealed the award to the High People's Court of Heilongjing Province (the "People's Court"). Prior to completion of the appeal review, the President of the People's Court on February 11, 1999 issued a judgment in favor of Hai Heng for approximately $2.8 million and ordered Hai Heng to return 24 NCPs to AMF Bowling Products. AMF Bowling Products filed an appeal to the Supreme People's Court in Beijing (the "Supreme Court"). The Supreme Court orally issued a stay of the execution of the judgment. AMF Bowling Products has been advised that the Supreme Court has declined to review the case and the People's Court judgment is now final.

     On September 21, 2000, the United States Securities and Exchange Commission (the "SEC") issued a subpoena to AMF Bowling seeking documents concerning the Company's financial statements and accounting practices and policies. On February 12, 2001, AMF Bowling received a notification from the staff of the SEC stating that the investigation was terminated and that no enforcement action was recommended to the SEC.

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, discrimination claims, workers' compensation claims and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. Certain of these litigations will be subject to the automatic stay in a Chapter 11 filing. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.


NOTE 12.  STOCKHOLDERS' EQUITY

Stockholders' Agreement

     On April 30, 1996, AMF Bowling and the institutional stockholders of AMF Bowling (the "Stockholders") entered into a stockholders' agreement (the "Stockholders' Agreement") which regulates the relationship among AMF Bowling and the Stockholders'. The Stockholders' Agreement primarily provides for, subject to certain limitations and exceptions, the establishment and nomination of the Board of Directors and an Executive Committee and guidance in the event a Stockholder determines to sell its shares of Common Stock. The foregoing rights and obligations will terminate in the event of any merger, recapitalization, consolidation, reorganization or other restructuring of AMF Bowling as a result of which the Stockholders own less than a majority of the outstanding voting power of the entity surviving such transaction, the Stockholders' Agreement will terminate.

Other

     The Company has 870,000 warrants outstanding and held by an affiliate of Goldman Sachs, with an exercise price of $0.01 per share, that expire in May 2006. As of December 31, 2000, no warrants had been exercised.

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 13.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) plan to which U.S. employees may make voluntary contributions based on their compensation. Under the provisions of the plan, beginning on January 1, 1999, the Company matches 100% of the first 3% and 50% of the next 2% of employee contributions. Prior to January 1, 1999, the Company could, at its option, match a discretionary percentage of employee contributions. The Company may make an additional profit-sharing contribution as determined by the Board of Directors. Employer contributions made prior to January 1, 1999 vest 100 percent on the fifth anniversary of employment. Employer contributions made subsequent to December 31, 1998 vest 100 percent immediately. The amounts charged to expense under this plan were $2,071 in 2000, $2,174 in 1999 and $0 in 1998.

     Certain of the Company's international operations have employee benefit plans covering selected employees. These plans vary as to the funding, including local government, employee, and employer funding. Each international operation has provided for pension expense and made contributions to these plans in accordance with the requirements of the plans and local country practices. The amounts that were charged to expense under these plans aggregated $884 in 2000, $875 in 1999 and $974 in 1998.

     The Company has employment agreements with certain executives that provide for salaries and bonuses if certain operational and financial targets are met (the "Executive Employment Agreements"). The Executive Employment Agreements provide for payment of accrued compensation, continuation of certain benefits, severance payments, payment of a portion of the executive's bonus and vesting of options to purchase shares of Common Stock ("Stock Options") following termination of employment by Bowling Worldwide under certain circumstances. No amounts were committed for future salaries at December 31, 2000.

1996 Stock Incentive Plan

     In connection with the Acquisition, AMF Bowling adopted a stock incentive plan (the "1996 Plan") under which AMF Bowling may grant incentive awards in the form of shares of Common Stock, options to purchase Common Stock (the "Stock Options"), and stock appreciation rights to certain officers, employees, consultants, and non-employee directors ("Participants") of AMF Bowling and its affiliates. The total number of shares of Common Stock reserved and available for grant under the 1996 Plan is 1,767,151. A committee of AMF Bowling's Board of Directors (the "Committee") is authorized to make grants and various other decisions under the 1996 Plan and to make determinations as to a number of the terms of awards granted under the 1996 Plan. In 1999, the Company did not grant any Stock Options under the 1996 Plan. In 1998 and 1997, the Committee granted Stock Options to Participants to purchase a total of 32,000 and 702,000 shares of Common Stock, respectively. The 1998 Stock Options were granted at an exercise price of $1.00 per share. The 1997 Stock Options were granted at an exercise price of $10.00 per share. The Stock Options granted in 1998 vest on the one-year anniversary of the grant date. With respect to the 1997 Stock Options, twenty percent of the options vest on each of the first five anniversaries of the grant dates. Stock Options are nontransferable (except under certain limited circumstances) and, unless otherwise determined by the Committee, have a term of ten years.

     The number of Stock Options outstanding to all employees (including members of senior management), and directors under the 1996 Plan at December 31, 2000, 1999 and 1998 total 1,124,750, 1,185,650 and 1,307,250, respectively. Of the total Stock Options awarded under the 1996 Plan, 799,350 were exercisable during 2000 and 591,150 were exercisable during 1999. Of the exercisable Stock Options, none were exercised in 2000 and 1999, and 67,550 were exercised in 1998. Forfeited Stock Options totaled 60,900, 121,600 and 229,200 in 2000, 1999 and 1998, respectively.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The 1996 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. AMF Bowling's Board of Directors (the "Board") and the Committee have authority to amend the 1996 Plan and awards granted thereunder, subject to the terms of the 1996 Plan.

     The weighted-average fair value of 1996 Plan options granted during 1998 and 1997 is $7.07 and $6.78 per option, respectively. The 1,124,750 options outstanding at December 31, 2000 have a weighted-average exercise price of $9.74 and a weighted-average remaining contractual life of 6.0 years.

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

     In 2000, 1999 and 1998, 107,500, 1,523,000 and 950,400 Stock Options,
respectively were granted as Awards under the 1998 Plan. Twenty percent of the Stock Options vest on each of the first five anniversaries of the grants. The number of Stock Options outstanding to senior management, other employees, and directors under the 1998 Plan at December 31, 2000 and 1999 total 1,889,528 and 2,266,150, respectively. Of the total Stock Options awarded under the 1998 Plan, 562,336 were exercisable in 2000, 156,030 were exercisable in 1999 and none were exercisable during 1998. Forfeited Stock Options totaled 484,122 in 2000, 151,500 in 1999 and 55,750 in 1998.

     In 1999, the chief executive officer of the Company was granted Stock Options to purchase 1,000,000 shares of Common Stock (the "CEO Stock Options"). The CEO Stock Options were not granted pursuant to the 1996 Plan or the 1998 Plan but are subject to the terms of the 1998 Plan. The CEO Stock Options were granted at an exercise price of $5.28 per share. Twenty percent of the CEO Stock Options vested on the grant date and twenty percent vest on each of the first four anniversaries of the grant date.

     The weighted-average fair value of 1998 Plan Stock Options and CEO Stock Options granted during 2000, 1999 and 1998 is $2.28, $3.08 and $4.87 per option, respectively. The 2,889,528 options outstanding at December 31, 2000 have a weighted-average exercise price of $6.58 and a weighted-average remaining contractual life of 8.4 years.

     The 1998 Plan will terminate ten years after its effective date; however, awards outstanding as of such date will not be affected or impaired by such termination. The Board and the Committee have authority to amend the 1998 Plan and awards granted thereunder, subject to the terms of the 1998 Plan.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1998, 1999 and 2000:


                 Risk-Free        Dividend        Time of
                   Rate            Yield         Exercise       Volatility
                 ---------        --------       --------       ----------
       1998           5.12%           0.00%       5 years            27.50%
       1999           6.48%           0.00%       5 years            49.57%
       2000           5.46%           0.00%       5 years           200.00%


     In 1999, the Company granted to one executive of the Company 100,000 restricted shares of Common Stock (the "Restricted Stock") at a cost of $1,000 to the executive. The Restricted Stock was granted pursuant to and is governed by the 1998 Plan and is subject to the Stockholders Agreement. One-third of the Restricted Stock vests on each of the first three anniversaries of the grant. The Company will record compensation expense related to the issuance of this Common Stock over the vesting period.

     In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for Stock Options granted under the 1996 Plan and 1998 Plan and the CEO Stock Options been determined consistent with SFAS No. 123, the Company's net losses for 2000, 1999 and 1998 would have been increased to $204,618, $164,250 and $126,108, respectively. The Company's basic and diluted net loss per share for 2000 would have been $2.45, basic and diluted net loss per share for 1999 would have been $2.35, and basic and diluted net loss per share for 1998 would remain at $2.11.


NOTE 14.  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash paid for interest and income taxes in 2000, 1999 and 1998 was as follows:

                                    2000           1999            1998
                                  -------        -------         -------
     Interest                     $75,426        $81,779         $76,464
     Income taxes                   4,318          5,495           5,213


     Net cash used for business acquisitions in 2000, 1999 and 1998 consisted of the following:

                                                              2000         1999          1998
                                                            -------      -------      ---------
     Working Capital, other than cash acquired              $ 2,420      $    54      $   2,822
     Plant and equipment                                     (7,802)      (1,422)      (151,765)
     Purchase price in excess of the net assets acquired     (2,434)           -        (18,286)
     Other assets                                            (1,726)         (46)        (6,263)
     Non-current liabilities                                  1,065            -              -
                                                            -------      -------      ---------
     Net cash used for business acquisitions                $(8,477)     $(1,414)     $(173,492)
                                                            =======      =======      =========
     Number of centers acquired                                  17            1             83
                                                            =======      =======      =========

                      AMF BOWLING, INC. AND SUBSIDIARIES

     Non-cash financing activities in 2000, 1999 and 1998 were as follows:

                                                                2000    1999     1998
                                                              ------   -----   ------
Issuance of Common Stock in connection with an acquisition    $    -   $   -   $1,209
Issuance of Common Stock in connection with the
     conversion of Zero Coupon Convertible Debentures          6,056       -        -
                                                              ------   -----   ------
                                                              $6,056   $   -   $1,209
                                                              ======   =====   ======

NOTE 15.  ACQUISITIONS

     Since the Acquisition and prior to December 31, 2000, AMF Bowling Centers purchased an aggregate of 280 bowling centers for a combined net purchase price of approximately $507.4 million. See "Note 14. Supplemental Disclosures to the Consolidated Statements of Cash Flows" for acquisition activity by year. Subsequent to December 31, 2000, the Company has not acquired any bowling centers.


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

     In December 2000, the Hong Leong Joint Venture sold its bowling center in Tianjin, China and is now in the process of winding up its affairs. At the completion of this process, the Company expects that the Hong Leong Joint Venture will be terminated.

     In August 1997, the Company entered into a joint venture with Playcenter S.A., a Sao Paulo-based amusement and entertainment company ("Playcenter") to build and operate bowling centers in Brazil and Argentina. In December 2000, the Company purchased the remaining 50% interest in the Playcenter Joint Venture for nominal consideration and accounted for the acquisition using purchase accounting. The Company is now the sole owner of the twelve centers in Brazil and one center in Argentina.

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The Company accounted for its investments in Hong Leong Joint Venture and Playcenter Joint Venture by the equity method prior to their respective dispositions as previously discussed. The joint ventures' operations and the Company's equity in earnings of the joint ventures are presented below (in thousands, unaudited):


                                                 Joint Venture
                                           ------------------------
Joint Venture Operations                   Hong Leong    Playcenter      Total
------------------------                   ----------    ----------    --------
Year Ended December 31, 1998:
Operating revenue                             $ 1,658      $ 16,082    $ 17,740
Operating loss                                   (969)       (4,851)     (5,820)
Loss before income taxes                       (1,159)       (8,637)     (9,796)
Net loss after income taxes                    (1,159)       (8,661)     (9,820)

Year Ended December 31, 1999:
Operating revenue                             $   967      $  9,456    $ 10,423
Operating loss                                   (686)       (3,424)     (4,110)
Loss before income taxes                         (861)      (14,558)    (15,419)
Net loss after income taxes                      (861)      (14,560)    (15,421)

January 1, 2000 - Acquisition/Disposal Date
Operating revenue                             $   379      $  5,692    $  6,071
Operating loss                                   (449)       (2,376)     (2,825)
Loss before income taxes                       (1,047)       (6,336)     (7,383)
Net loss after income taxes                    (1,047)       (6,805)     (7,852)


                                                 Joint Venture
                                           ------------------------
AMF Equity in Earnings                     Hong Leong    Playcenter      Total
----------------------                     ----------    ----------    --------
Balance December 31, 1997                        (354)       (1,008)     (1,362)
                                           ----------    ----------    --------
AMF equity in loss                               (579)       (4,330)     (4,909)
Amortization of excess investment                   -        (3,298)     (3,298)
                                           ----------    ----------    --------
Balance December 31, 1998                     $  (933)     $ (8,636)   $ (9,569)
                                           ----------    ----------    --------
AMF equity in loss                               (431)       (7,280)     (7,711)
Amortization of excess investment                   -       (10,937)    (10,937)
                                           ----------    ----------    --------
Balance December 31, 1999                     $(1,364)     $(26,853)   $(28,217)
                                           ==========    ==========    ========
AMF equity in loss                                  -             -           -
Amortization of excess investment                (524)            -        (524)
                                           ----------    ----------    --------
Balance December 31, 2000                     $(1,888)     $(26,853)   $(28,741)
                                           ==========    ==========    ========

                      AMF BOWLING, INC. AND SUBSIDIARIES

     The joint ventures' financial position as of December 31, 1999, and the Company's investments in the joint ventures and amounts due from Playcenter Joint Venture as of December 31, 1999, are presented below (in thousands, unaudited):


          Joint Venture Financial Position                   1999
          --------------------------------                 --------
          Current assets                                   $  1,387
          Non-current assets                                 17,035
          Current liabilities                                 5,600
          Non-current liabilities                            30,363
          Stockholders' equity (deficit)                    (17,540)

          Investments/Amounts due from Joint Ventures        1999
          -------------------------------------------      --------
          Investments in joint ventures                    $(14,130)
          Notes receivable due from joint ventures            4,085
          Loan to joint venture                              10,493
                                                           --------
          Total investment/due from joint ventures         $    448
                                                           ========


     The note receivable due from and loan to the Playcenter Joint Venture represented the balance due for sales of equipment to the Joint Venture through a Brazilian distributor.

                       AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 17.  BUSINESS SEGMENTS

     The Company operates in two major lines of business: operation of bowling centers and manufacturing and sale of bowling and related products. Information concerning operations in these business segments for 2000, 1999 and 1998 is presented below (in millions):


                                              Bowling Centers                Bowling Products
                                        ----------------------------   --------------------------
                                                  Inter-      Sub-               Inter-      Sub-                 Elim-
                                         U.S.    national    total      U.S.    national    total   Corporate   inations     Total
                                        ------   --------   --------   ------   --------   ------   ---------   --------   --------
Year Ended December 31, 2000:
  Revenue from
   unaffiliated customers               $466.7     $113.7   $  580.4   $ 68.0     $ 66.6   $134.6      $    -     $    -   $  715.0
  Intersegment sales                         -          -          -     12.7        4.0     16.7           -      (16.7)         -
  Operating income (loss)                 10.4        0.1       10.5    (35.5)     (10.4)   (45.9)      (30.2)       1.4      (64.2)
  Identifiable assets                    781.5      296.8    1,078.3    574.1       60.7    634.8        15.6        4.9    1,733.6
  Depreciation and amortization           88.8       22.9      111.7     23.7        1.1     24.8         1.9       (1.7)     136.7
  Capital expenditures                    42.7       11.7       54.4      9.5        1.1     10.6         1.5          -       66.5
  Research and
   development expense                       -          -          -      0.1          -      0.1           -          -        0.1

Year Ended December 31, 1999:
  Revenue from
  unaffiliated customers                $461.0     $124.7   $  585.7   $ 68.1     $ 78.9   $147.0      $    -     $    -   $  732.7
  Intersegment sales                         -          -          -     18.1        4.2     22.3           -      (22.3)         -
  Operating income (loss)                 11.0        8.6       19.6    (33.4)     (10.1)   (43.5)      (24.9)       1.3      (47.5)
  Identifiable assets                    810.4      315.8    1,126.2    607.6       64.3    671.9        28.0        3.5    1,829.6
  Depreciation and amortization           84.2       25.2      109.4     22.2        1.4     23.6         2.2       (1.6)     133.6
  Capital expenditures                    34.1        9.4       43.5      7.9        0.4      8.3         0.3          -       52.1
  Research and
   development expense                       -          -          -      0.3          -      0.3           -          -        0.3

Year Ended December 31, 1998:
  Revenue from
   unaffiliated customers (a)           $423.8     $115.4   $  539.2   $ 83.2     $114.0   $197.2      $    -     $    -   $  736.4
  Intersegment sales                         -          -          -     10.9        4.4     15.3           -      (15.3)         -
  Operating income (loss) (a)             28.4       12.1       40.5     (7.8)      (4.0)   (11.8)      (20.1)       1.0        9.6
  Identifiable assets                    883.3      350.1    1,233.4    625.4       80.7    706.1        38.3        2.2    1,980.0
  Depreciation and amortization           77.8       19.6       97.4     21.1        1.4     22.5         2.3       (1.6)     120.6
  Capital expenditures                    46.9       10.0       56.9      8.5        1.0      9.5         0.2          -       66.6
  Research and
   development expense                       -          -          -      0.1          -      0.1           -          -        0.1

----------------
(a) Certain amounts have been reclassified to conform to current year presentation.

                      AMF BOWLING, INC. AND SUBSIDIARIES

NOTE 18.  GEOGRAPHIC SEGMENTS

     Information about the Company's operations in different geographic areas for 2000, 1999 and 1998, and identifiable assets at December 31, 2000 and 1999, are presented below:

                                 Operating Revenue                    Operating Income (Loss)                Indentifiable Assets
                         ----------------------------------     ---------------------------------      --------------------------
                           2000         1999         1998         2000         1999         1998          2000            1999
                         --------     --------     --------     --------     --------     -------      ----------      ----------
United States            $547,400     $547,200     $517,900     $(55,300)    $(47,300)    $   500      $1,371,200      $1,443,300
Australia                  44,400       54,800       48,900         (200)       6,300       6,400          98,100         109,900
Canada                        200        3,000          800            -          200        (200)              -           2,300
China, including            5,300       19,500       33,500       (7,900)      (5,700)     (3,200)         12,500          21,300
 Hong Kong
Japan                      26,600       22,400       34,200          100         (800)       (200)         23,400          24,200
Korea                       3,100        3,500        6,400         (100)      (1,600)       (900)          5,500           8,100
Mexico                     11,800       12,200       10,700            -        1,600       1,600          29,200          14,800
Middle East                 1,200        1,300          700         (500)        (400)       (200)            600             700
Other European             31,300       29,000       32,400       (1,400)      (1,500)     (1,400)         35,300          31,500
 countries
Sweden                      7,900        7,900        6,500          500          700         500           5,100           3,300
United Kingdom             52,500       54,200       59,700         (800)        (300)      5,700         147,800         164,000
Eliminations              (16,700)     (22,300)     (15,300)       1,400        1,300       1,000           4,900           3,500
                         --------     --------     --------     --------     --------     -------      ----------      ----------
                         $715,000     $732,700     $736,400     $(64,200)    $(47,500)    $ 9,600      $1,733,600      $1,826,900
                         ========     ========     ========     ========     ========     =======      ==========      ==========

     Operating revenue for the U.S. Bowling Products operation has been reduced by $42,341 in 2000, $42,185 in 1999 and $75,991 in 1998 to reflect the elimination of intra-company sales between the U.S. Bowling products operation and the Bowling Products international sales and service branches. Operating income for the U.S. Bowling Products operation has been decreased by $173 in 2000 and increased by $1,488 in 1999 and $148 in 1998 to reflect the elimination of intra-company gross profit between the U.S. Bowling Products operations and the Bowling Products international sales and service branches. Identifiable assets for the international sales and service branches have been reduced by $1,722 at December 31, 2000 and $1,549 at December 31, 1999 to reflect the elimination of intra-company gross profit in inventory between the U.S. Bowling Products operations and the Bowling Products international sales and service branches.


NOTE 19.  RELATED PARTIES

     Goldman Sachs and its affiliates have certain interests in the Company. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding voting equity of AMF Bowling. Goldman Sachs also owns 870,000 warrants to purchase shares of Common Stock. The warrants were issued in connection with the Acquisition at an exercise price of $0.01 per share and expire in May 2006. In addition, Goldman Sachs was the initial purchaser of the Senior Subordinated Notes and Senior Subordinated Discount Notes (together, the "Subordinated Notes") of the Company in connection with the Acquisition. Richard
A. Friedman and Terence M. O'Toole, each of whom is a Managing Director of Goldman Sachs, and Peter M. Sacerdote, who is a limited partner of The Goldman Sachs Group, L.P., are directors of AMF Bowling, AMF Group Holdings and Bowling Worldwide. Goldman Sachs, thus, is deemed to be an "affiliate" of the Company. Goldman Sachs received an underwriting discount of approximately $19.0 million in connection with the purchase and resale of the Subordinated Notes in 1996. In addition, Goldman Sachs was reimbursed its expenses and is indemnified in connection with its services.

     Under the Credit Agreement, Goldman Sachs Credit Partners, L.P., acted as Syndication Agent; Goldman Sachs Credit Partners, L.P., and Citicorp Securities, Inc., acted as Arrangers; Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc. is acting as Collateral Agent. Goldman Sachs Credit Partners, L.P.,

                      AMF BOWLING, INC. AND SUBSIDIARIES
was also a lender under the bank credit agreement. Total fees and reimbursable expenses payable to Goldman Sachs Credit Partners, L.P. in connection with its services under the Credit Agreement aggregated approximately $10.7 million, and such entity was reimbursed for expenses in connection with such services.


NOTE 20.  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective for the quarter ended March 31, 2001, the Company will be required to adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect that adoption of this standard will have a material impact on the Company's financial position or results of operations.


NOTE 21.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating information presents:

     . Condensed consolidating balance sheets as of December 31, 2000 and 1999, and condensed consolidating statements of operations and cash flows for 2000, 1999 and 1998.

     . Elimination entries necessary to combine the entities comprising AMF Group Holdings.

     The Subordinated Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. Third-tier subsidiaries of Bowling Worldwide, all of which are wholly owned subsidiaries of AMF Worldwide Bowling Centers Holdings Inc., a second-tier subsidiary of Bowling Worldwide, have not provided guarantees (the "Non-Guarantors").

                      AMF BOWLING, INC. AND SUBSIDIARIES

      NOTE 21.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

                      AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of December 31, 2000
                                  (Unaudited)
                                (In Thousands)


                                                                                Non-
                                                         Guarantor           Guarantor
Assets                                                   Companies           Companies        Eliminations         Consolidated
------                                                   ----------          ---------        ------------         ------------
Current Assets:
  Cash and cash equivalents                              $   37,088          $  11,467        $          -         $     48,555
  Accounts and notes receivable, net
   of allowance for doubtful accounts                        42,590                480                   -               43,070
  Accounts receivable - intercompany                         14,649             13,941             (28,590)                   -
  Inventories                                                54,295              1,402                   -               55,697
  Other                                                      10,071              2,718                   -               12,789
                                                         ----------          ---------        ------------         ------------
     Total current assets                                   158,693             30,008             (28,590)             160,111
Notes receivable - intercompany                              49,944              5,663             (55,607)                   -
Property and equipment, net                                 711,792             42,374               1,422              755,588
Investment in subsidiaries                                    7,784            453,868            (461,652)                   -
Goodwill and other assets                                   796,478             21,468                   -              817,946
                                                         ----------          ---------        ------------         ------------
     Total assets                                        $1,724,691          $ 553,381        $   (544,427)        $  1,733,645
                                                         ==========          =========        ============         ============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                           24,891               (704)                 35               24,222
  Accounts payable - intercompany                            13,941             14,649             (28,590)                   -
  Accrued expenses                                           95,886              7,332                   -              103,218
  Income taxes payable                                       (3,860)             5,193                   -                1,333
  Current portion of long-term debt                       1,119,555            195,879                   -            1,315,434
                                                         ----------          ---------        ------------         ------------
     Total current liabilities                            1,250,413            222,349             (28,555)           1,444,207
Long-term debt, less current portion                              -                  -                   -                    -
Notes payable - intercompany                                  5,663             49,944             (55,607)                   -
Other long-term liabilities                                   6,963                400                   -                7,363
                                                         ----------          ---------        ------------         ------------
     Total liabilities                                    1,263,039            272,693             (84,162)           1,451,570
                                                         ----------          ---------        ------------         ------------
Commitments and contingencies
Stockholders' equity:
  Common stock                                                    -                838                   -                  838
  Paid-in capital                                         1,054,684            909,529          (1,052,711)             911,502
  Retained deficit                                         (564,438)          (601,085)            563,852             (601,671)
  Accumulated other
   comprehensive income                                     (28,594)           (28,594)             28,594              (28,594)
                                                         ----------          ---------        ------------         ------------
     Total stockholders' equity                             461,652            280,688            (460,265)             282,075
                                                         ----------          ---------        ------------         ------------
     Total liabilities and
      stockholders' equity                               $1,724,691          $ 553,381        $   (544,427)        $  1,733,645
                                                         ==========          =========        ============         ============

                       AMF BOWLING, INC. AND SUBSIDIARIES

      NOTE 21.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of December 31, 1999
                                  (Unaudited)
                                 (In Thousands)


                                                                         Non-
                                                      Guarantor        Guarantor
Assets                                                Companies        Companies      Eliminations       Consolidated
------                                                ----------       ---------      ------------       ------------
Current assets:
  Cash and cash equivalents                           $   18,632       $  17,111      $          -       $     35,743
  Accounts and notes receivable, net
  of allowance for doubtful accounts                      62,795             380                 -             63,175
  Accounts receivable - intercompany                      13,886           9,452           (23,338)                 -
  Inventories                                             52,404           1,095                 -             53,499
  Other                                                    9,567           5,309                 -             14,876
                                                      ----------       ---------      ------------       ------------
     Total current assets                                157,284          33,347           (23,338)           167,293
Notes receivable - intercompany                           48,194           5,663           (53,857)                 -
Property and equipment, net                              747,672          57,451             1,302            806,425
Investment in subsidiaries                                17,234         624,203          (641,437)                 -
Goodwill and other assets                                826,138          27,046                 -            853,184
                                                      ----------       ---------      ------------       ------------
     Total assets                                     $1,796,522       $ 747,710      $   (717,330)      $  1,826,902
                                                      ==========       =========      ============       ============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                        35,272              24                 -             35,296
  Accounts payable - intercompany                          9,452          13,886           (23,338)                 -
  Accrued expenses                                        62,878           8,906                 -             71,784
  Income taxes payable                                    (1,821)          5,271                 -              3,450
Current portion of long-term debt                         34,250               -                 -             34,250
                                                      ----------       ---------      ------------       ------------
     Total current liabilities                           140,031          28,087           (23,338)           144,780
Long-term debt, less current portion                     997,349         189,633                 -          1,186,982
Notes payable - intercompany                               5,663          48,194           (53,857)                 -
Other long-term liabilities                                3,870           1,334                 -              5,204
                                                      ----------       ---------      ------------       ------------
     Total liabilities                                 1,146,913         267,248           (77,195)         1,336,966
                                                      ----------       ---------      ------------       ------------
Commitments and contingencies
Stockholders' equity:
  Common stock                                                 -             836                 -                836
  Paid-in capital                                      1,047,782         897,907        (1,040,079)           905,610
  Retained deficit                                      (382,849)       (402,949)          384,612           (401,186)
  Accumulated other comprehensive income                 (15,324)        (15,332)           15,332            (15,324)
                                                      ----------       ---------      ------------       ------------
     Total stockholders' equity                          649,609         480,462          (640,135)           489,936
                                                      ----------       ---------      ------------       ------------
     Total liabilities and
      stockholders' equity                            $1,796,522       $ 747,710      $   (717,330)      $  1,826,902
                                                      ==========       =========      ============       ============

                      AMF BOWLING, INC. AND SUBSIDIARIES

       NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

                      AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     For the Year Ended December 31, 2000
                                  (Unaudited)
                                (In Thousands)


                                                                         Non-
                                                      Guarantor        Guarantor
                                                      Companies        Companies      Eliminations       Consolidated
                                                      ---------        ---------      ------------       ------------
Operating revenue                                     $ 657,956        $  57,881      $       (836)      $    715,001
                                                      ---------        ---------      ------------       ------------
Operating expenses:
  Cost of goods sold                                    167,359            6,462              (723)           173,098
  Bowling center operating expenses                     349,480           37,824              (360)           386,944
  Selling, general, and
   administrative expenses                               59,925           10,942                 -             70,867
  Restructuring and asset
   impairment charges                                     5,046                -                 -              5,046
  Refinancing charges, primarily
   legal and advisory services                            6,461               78                 -              6,539
  Depreciation and amortization                         126,687           10,157              (122)           136,722
                                                      ---------        ---------      ------------       ------------
     Total operating expenses                           714,958           65,463            (1,205)           779,216
                                                      ---------        ---------      ------------       ------------
     Operating loss                                     (57,002)          (7,582)              369            (64,215)

Nonoperating expenses (income):
  Interest expense                                      119,869           13,932                 -            133,801
  Other expenses, net                                       452            1,171                 -              1,623
  Interest income                                        (3,594)            (575)            2,085             (2,084)
  Equity in loss (income)
   of subsidiaries                                        3,350          175,917          (179,267)                 -
                                                      ---------        ---------      ------------       ------------
     Total nonoperating expenses                        120,077          190,445          (177,182)           133,340
                                                      ---------        ---------      ------------       ------------

Loss before income taxes                               (177,079)        (198,027)          177,551           (197,555)
Provision for income taxes                                2,157              249                 -              2,406
                                                      ---------        ---------      ------------       ------------
Net loss before equity in loss
 of joint ventures and extraordinary item              (179,236)        (198,276)          177,551           (199,961)

Equity in loss of joint ventures                           (524)               -                 -               (524)
                                                      ---------        ---------      ------------       ------------
Net loss before extraordinary item                     (179,760)        (198,276)          177,551           (200,485)
Extraordinary item                                            -                -                 -                  -
                                                      ---------        ---------      ------------       ------------
     Net loss                                         $(179,760)       $(198,276)     $    177,551       $   (200,485)
                                                      =========        =========      ============       ============

                      AMF BOWLING, INC. AND SUBSIDIARIES

     NOTE 21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

                      AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     For the Year Ended December 31, 1999
                                  (Unaudited)
                                (In Thousands)


                                                                         Non-
                                                      Guarantor        Guarantor
                                                      Companies        Companies      Eliminations       Consolidated
                                                      ---------        ---------      ------------       ------------
Operating revenue                                     $ 673,071        $  60,776      $     (1,095)      $    732,752
                                                      ---------        ---------      ------------       ------------
Operating expenses:
  Cost of goods sold                                    171,173            6,764              (733)           177,204
  Bowling center operating expenses                     332,228           41,566              (360)           373,434
  Selling, general, and administrative expenses          75,273            4,158                 -             79,431
  Restructuring and asset impairment charges             16,658                -                 -             16,658
  Depreciation and amortization                         121,272           12,381              (122)           133,531
                                                      ---------        ---------      ------------       ------------
     Total operating expenses                           716,604           64,869            (1,215)           780,258
                                                      ---------        ---------      ------------       ------------
     Operating loss                                     (43,533)          (4,093)              120            (47,506)

Nonoperating expenses (income):
  Interest expense                                      109,780           18,476                 -            128,256
  Other expenses, net                                     3,241            3,525                 -              6,766
  Interest income                                        (1,869)            (928)                -             (2,797)
  Equity in (income) loss of subsidiaries                 3,849          197,284          (201,133)                 -
                                                      ---------        ---------      ------------       ------------
     Total nonoperating expenses                        115,001          218,357          (201,133)           132,225
                                                      ---------        ---------      ------------       ------------
  Loss before income taxes                             (158,534)        (222,450)          201,253           (179,731)
  Provision for income taxes                             23,951            3,765                 -             27,716
                                                      ---------        ---------      ------------       ------------
  Net loss before equity in loss of joint ventures
   of joint ventures and extraordinary item            (182,485)        (226,215)          201,253           (207,447)
  Equity in loss of joint ventures                      (18,648)               -                 -            (18,648)
                                                      ---------        ---------      ------------       ------------
  Net loss before extraordinary item                   (201,133)        (226,215)          201,253           (226,095)
  Extraordinary item                                          -           63,861                 -             63,861
                                                      ---------        ---------      ------------       ------------
     Net loss                                         $(201,133)       $(162,354)     $    201,253       $   (162,234)
                                                      =========        =========      ============       ============

                      AMF BOWLING, INC. AND SUBSIDIARIES

       NOTE 21. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                      AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     For the Year Ended December 31, 1998
                                  (Unaudited)
                                (In Thousands)


                                                                         Non-
                                                      Guarantor        Guarantor
Assets                                                Companies        Companies      Eliminations       Consolidated
------                                                ---------        ---------      ------------       ------------
Operating revenue                                     $ 681,032        $  56,087      $       (746)      $    736,373
                                                      ---------        ---------      ------------       ------------
Operating expenses:
  Cost of goods sold                                    196,376            6,347              (499)           202,224
  Bowling center operating expenses                     306,771           31,641              (247)           338,165
  Selling, general, and administrative expenses          56,538            9,277                 -             65,815
  Depreciation and amortization                         113,558            7,251              (172)           120,637
                                                      ---------        ---------      ------------       ------------
     Total operating expenses                           673,243           54,516              (918)           726,841
                                                      ---------        ---------      ------------       ------------
     Operating income                                     7,789            1,571               172              9,532

Nonoperating expenses (income):
  Interest expense                                      100,804           13,858                 -            114,662
  Other expenses, net                                     4,851            2,804                 -              7,655
  Interest income                                        (1,689)            (703)                -             (2,392)
  Equity in loss of subsidiaries                           (249)         107,248          (106,999)                 -
                                                      ---------        ---------      ------------       ------------
     Total nonoperating expenses                        103,717          123,207          (106,999)           119,925
                                                      ---------        ---------      ------------       ------------
  Loss before income taxes                              (95,928)        (121,636)          107,171           (110,393)
  Provision for income taxes                              2,864            4,430                 -              7,294
                                                      ---------        ---------      ------------       ------------
 Net loss before equity in loss of joint ventures       (98,792)        (126,066)          107,171           (117,687)
  Equity in loss of joint ventures                       (8,207)               -                 -             (8,207)
                                                      ---------        ---------      ------------       ------------
     Net loss                                         $(106,999)       $(126,066)     $    107,171       $   (125,894)
                                                      =========        =========      ============       ============

                      AMF BOWLING, INC. AND SUBSIDIARIES

       NOTE 21. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                      AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                     For the Year Ended December 31, 2000
                                  (Unaudited)
                                (In Thousands)

                                                                                        Non-
                                                                       Guarantor      Guarantor
                                                                       Companies      Companies   Eliminations     Consolidated
                                                                       ---------      ---------   ------------     ------------
Cash flows from operating activities:
 Net loss                                                              $(179,760)     $(198,276)     $ 177,551        $(200,485)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                         126,687         10,157           (122)         136,722
   Equity in loss of joint ventures                                          524              -              -              524
   Deferred  income taxes                                                     (3)             3              -                -
   Amortization of bond discount                                          30,352         12,302              -           42,654
   Equity in loss of subsidiaries                                          3,350        175,917       (179,267)               -
   Gain (loss) on the sale of property and equipment, net                 (5,984)         4,383              -           (1,601)
   Impairment of assets                                                    1,559              -              -            1,559
   Changes in assets and liabilities:
    Accounts and notes receivable, net                                    31,388           (115)                         31,273
    Receivables and payables - affiliates                                   (961)           961              -                -
    Inventories                                                           (3,928)          (384)             -           (4,312)
    Other assets                                                          (3,124)         5,104           (249)           1,731
    Accounts payable and accrued expenses                                 21,504         (1,928)             -           19,576
    Income taxes payable                                                  (2,113)           375              -           (1,738)
    Other long-term liabilities                                           (3,158)             -              -           (3,158)
                                                                       ---------      ---------   ------------     ------------
  Net cash (used in) provided by operating activities                     16,333          8,499         (2,087)          22,745
                                                                       ---------      ---------   ------------     ------------
Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired                    (8,477)             -              -           (8,477)
 Investment in subsidiary                                                      -         (7,000)         7,000                -
 Purchases of property and equipment                                     (61,246)        (5,301)             2          (66,545)
 Proceeds from sale of property and equipment                              6,743          2,657              -            9,400
                                                                       ---------      ---------   ------------     ------------
  Net cash used in investing activities                                  (62,980)        (9,644)         7,002          (65,622)
                                                                       ---------      ---------   ------------     ------------

Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs            87,000              -                          87,000
 Payment on long-term debt                                               (29,407)             -              -          (29,407)
 Payment of dividend                                                           -         (2,085)         2,085                -
 Issuance of common shares net of offering costs                               -           (162)             -             (162)
 Payments of noncompete obligations                                         (308)             -              -             (308)
 Prepayment penalty
 Capital contribution                                                      7,000              -         (7,000)               -
                                                                       ---------      ---------   ------------     ------------
  Net cash provided by financing activities                               64,285         (2,247)        (4,915)          57,123
                                                                       ---------      ---------   ------------     ------------
  Effect of exchange rates on cash                                           818         (2,252)             -           (1,434)
                                                                       ---------      ---------   ------------     ------------
  Net (decrease) increase in cash                                         18,456         (5,644)             -           12,812
  Cash and cash equivalents at beginning of period                        18,632         17,111              -           35,743
                                                                       ---------      ---------   ------------     ------------
  Cash and cash equivalents at end of period                           $  37,088      $  11,467      $       -        $  48,555
                                                                       =========      =========   ============     ============

                       AMF BOWLING, INC. AND SUBSIDIARIES

        NOTE 21. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                       AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 1999
                                  (Unaudited)
                                 (In Thousands)


                                                                                       Non-
                                                                     Guarantor      Guarantor
                                                                     Companies      Companies     Eliminations     Consolidated
                                                                     ---------      ---------     -----------      ------------
Cash flows from operating activities:
 Net loss                                                            $(201,133)     $(162,354)    $   201,253      $   (162,234)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                       121,272         12,381            (122)          133,531
   Equity in loss of joint ventures                                     18,648              -               -            18,648
   Extraordinary item                                                        -        (63,861)              -           (63,861)
   Deferred income taxes                                                20,557            (90)              -            20,467
   Amortization of bond discount                                        26,873         17,019               -            43,892
   Equity in loss of subsidiaries                                        3,849        197,284        (201,133)                -
   Loss on the sale of property and equipment, net                       2,561              -               -             2,561
   Loss on impairment of assets                                          8,118              -               -             8,118
   Changes in assets and liabilities:
     Accounts and notes receivable, net                                 11,389             14               -            11,403
     Receivables and payables - affiliates                                 978           (978)              -                 -
     Inventories                                                        11,038           (126)              -            10,912
     Other assets                                                        2,495         (1,234)              -             1,261
     Accounts payable and accrued expenses                              14,166         (3,893)              -            10,273
     Income taxes payable                                               (4,501)         1,433               -            (3,068)
     Other long-term liabilities                                           777              -               -               777
                                                                     ---------      ---------     -----------      ------------
   Net cash provided by (used in) operating activities                  37,087         (4,405)             (2)           32,680
                                                                     ---------      ---------     -----------      ------------
Cash flows from investing activities:
 Acquisitions of operating units, net of cash acquired                  (1,414)             -               -            (1,414)
 Investment in subsidiary                                                    -        (34,731)         34,731                 -
 Purchases of property and equipment                                   (48,867)        (3,222)              2           (52,087)
 Proceeds from sale of property and equipment                            1,117            911               -             2,028
                                                                     ---------      ---------     -----------      ------------
   Net cash used in investing activities                               (49,164)       (37,042)         34,733           (51,473)
                                                                     ---------      ---------     -----------      ------------
Cash flows from financing activities:
 Proceeds from long-term debt, net of deferred financing costs          81,000              -               -            81,000
 Payment on long-term debt                                            (106,373)             -               -          (106,373)
 Early extinguishment of debt                                                -        (72,000)              -           (72,000)
 Repurchase of common shares                                                 -           (180)              -              (180)
 Issuance of common shares                                                   -        118,714               -           118,714
 Payments of noncompete obligations                                       (289)             -               -              (289)
 Capital contribution                                                   34,731              -         (34,731)                -
                                                                     ---------      ---------     -----------      ------------
   Net cash provided by financing activities                             9,069         46,534         (34,731)           20,872
                                                                     ---------      ---------     -----------      ------------
   Effect of exchange rates on cash                                      1,797         (1,135)              -               662
                                                                     ---------      ---------     -----------      ------------
   Net (decrease) increase in cash                                      (1,211)         3,952               -             2,741
   Cash and cash equivalents at beginning of period                     19,843         13,159               -            33,002
                                                                     ---------      ---------     -----------      ------------
   Cash and cash equivalents at end of period                        $  18,632      $  17,111     $         -      $     35,743
                                                                     =========      =========     ===========      ============

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


                                                                                      Non-
                                                                     Guarantor      Guarantor
                                                                     Companies      Companies     Eliminations     Consolidated
                                                                     ---------      ---------     ------------     ------------
Cash flows from operating activities:
 Net loss                                                            $(106,999)     $(126,066)    $    107,171     $   (125,894)
 Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
   Depreciation and amortization                                       113,558          7,251             (172)         120,637
   Equity loss in joint ventures                                         8,207                                            8,207
   Deferred income taxes                                                  (243)             -                -             (243)
   Amortization of bond discount                                        23,965         12,732                -           36,697
   Equity in loss of subsidiaries                                         (249)       107,248         (106,999)               -
   Loss on the sale of property and equipment, net                       8,953             (5)               -            8,948
   Changes in assets and liabilities:
    Accounts and notes receivable                                      (11,129)           976                -          (10,153)
    Receivables and payables - affiliates                              (22,873)        22,873                -                -
    Inventories                                                         (6,982)           (87)               -           (7,069)
    Other assets                                                        (1,781)       (18,071)               -          (19,852)
    Accounts payable and accrued expenses                              (14,474)         4,943                -           (9,531)
    Income taxes payable                                                (1,875)         1,661                -             (214)
    Other long-term liabilities                                            (73)             -                -              (73)
                                                                     ---------      ---------     ------------     ------------
   Net cash (used in) provided by operating activities                 (11,995)        13,455                -            1,460
                                                                     ---------      ---------     ------------     ------------
Cash flows from investing activities:
   Acquisitions of operating units, net of cash acquired              (124,054)       (49,438)               -         (173,492)
   Investment in subsidiary                                                  -       (255,587)         255,587                -
   Investments in and advances to joint ventures                        (5,643)             -                -           (5,643)
   Purchases of property and equipment                                 (62,872)        (3,767)               -          (66,639)
   Proceeds from sale of property and equipment                          3,811              -                -            3,811
                                                                     ---------      ---------     ------------     ------------
     Net cash used in investing activities                            (188,758)      (308,792)         255,587         (241,963)
                                                                     ---------      ---------     ------------     ------------
Cash flows from financing activities:
   Proceeds from long-term debt, net of deferred financing costs       213,369        324,141                           537,510
   Payment on long-term debt                                          (278,988)       (22,997)               -         (301,985)
   Issuance of common shares                                                 -             44                -               44
   Payments of noncompete obligations                                     (677)             -                -             (677)
   Capital Contribution                                                255,587              -         (255,587)               -
                                                                     ---------      ---------     ------------     ------------
     Net cash provided by financing activities                         189,291        301,188         (255,587)         234,892
                                                                     ---------      ---------     ------------     ------------
     Effect of exchange rates on cash                                   (2,152)         4,975                -            2,823
                                                                     ---------      ---------     ------------     ------------
     Net (decrease) increase in cash                                   (13,614)        10,826                -           (2,788)
     Cash and cash equivalents at beginning of period                   33,457          2,333                -           35,790
                                                                     ---------      ---------     ------------     ------------
     Cash and cash equivalents at end of period                      $  19,843      $  13,159     $          -     $     33,002
                                                                     =========      =========     ============     ============

                       AMF BOWLING, INC. AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA



                                                                                       Quarters Ended
                                                                        -------------------------------------------
                                                                        Mar 31      Jun 30       Sep 30      Dec 31
                                                                        ------      ------      -------      ------
                                                                                        (unaudited)
                                                                        (dollars in millions, except per share data)
Operating Revenue                                       2000            $209.5      $160.7      $ 162.1      $182.7
                                                        1999             202.6       161.1        182.8       186.2
                                                        1998             187.3       161.8        172.1       215.2

Operating income (loss)                                 2000            $ 21.9      $(15.8)     $ (20.0)     $(50.3)
                                                        1999              21.6       (16.1)       (55.7)        2.5
                                                        1998              26.3       (12.6)       (13.1)        9.0

Net loss before extraordinary items                     2000            $(10.6)     $(51.2)     $ (57.1)     $(81.6)
                                                        1999             (18.7)      (54.1)      (109.5)      (43.8)
                                                        1998              (0.6)      (35.8)       (35.6)      (53.9)

Extraordinary items, net of tax (a) (b)                 2000            $    -      $    -      $     -      $    -
                                                        1999                 -           -         64.5        (0.6)
                                                        1998                 -           -            -           -

Net loss                                                2000            $(10.6)     $(51.2)     $ (57.1)     $(81.6)
                                                        1999             (18.7)      (54.1)       (45.0)      (44.4)
                                                        1998              (0.6)      (35.8)       (35.6)      (53.9)

Net loss per share before extraordinary items (c)       2000            $(0.13)     $(0.61)     $ (0.68)     $(0.98)
                                                        1999             (0.31)      (0.91)       (1.43)      (0.52)
                                                        1998             (0.01)      (0.60)       (0.60)      (0.90)

Per share effect of extraordinary items (a) (b) (c)     2000            $    -      $    -      $     -           -
                                                        1999                 -           -         0.84       (0.01)
                                                        1998                 -           -            -           -

Net loss per share (c)                                  2000            $(0.13)     $(0.61)     $ (0.68)     $(0.98)
                                                        1999             (0.31)      (0.91)       (0.59)      (0.53)
                                                        1998             (0.01)      (0.60)       (0.60)      (0.90)

-----------
     (a) As part of the 1999 Recapitalization Plan, AMF Bowling completed on July 28, 1999 a tender offer for a portion of its outstanding Convertible Debentures at a discount to carrying value. The extraordinary gain represents the difference between the accreted value of Convertible Debentures purchased and the purchase price net of expenses of the tender offer. See "Note 8. Long-Term Debt and 1999 Recapitalization Plan" in the Notes to Consolidated Financial Statements.
     (b) In 1999, extraordinary items relate to gains/(losses) on debt redemption. See "Note 8. Long-Term Debt and 1999 Recapitalization Plan" in the Notes to Consolidated Financial Statements.
     (c) Basic and diluted. Outstanding stock options and warrants are not consolidated as their effect is antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP has served as the Company's independent public accountants since 1996.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The Board of Directors (the "Board") consists of nine members, each of whom is elected to serve a one-year term or until his successor is duly elected and qualified or until his earlier death, resignation or removal. Except for Mr. Smith, who has been a director since 1999, each present director has served on the Board since 1996. The persons listed below are the directors of AMF Bowling, each of whom is also a director of Bowling Worldwide.

     The Stockholders Agreement governs the nomination of persons to serve as directors. Each of the nominees named below has been nominated in accordance with the terms of the Stockholders Agreement. Each nominee has agreed to serve a one-year term or until his successor is duly elected and qualified. If a nominee should become unable or unwilling prior to the Meeting to serve as a director, the Investor nominating such person to serve as a director may, subject to the Stockholders Agreement, designate a substitute nominee. In that case, the persons named as proxies will vote for the substitute nominee so designated. See
Item 13. "Certain Relationships and Related Transactions--Stockholders
Agreement."

     Richard A. Friedman, 43, is the Chairman of the Board. Mr. Friedman has been a Managing Director of Goldman, Sachs & Co. ("Goldman Sachs"), an investment firm, since 1996. He joined Goldman Sachs in 1981. Mr. Friedman serves on the Boards of Directors of Carmike Cinemas, Inc., Polo Ralph Lauren Corporation and Orion Power Holdings.

     Roland C. Smith, 46, has been President and Chief Executive Officer of AMF Bowling and Bowling Worldwide since joining the Company in April 1999. Prior to joining the Company, Mr. Smith was President and Chief Executive Officer of the Triarc Restaurant Group ("Triarc"), a restaurant franchisor which conducts its business through Arby's, Inc., from 1997 to 1999. Mr. Smith joined Triarc in 1994 as vice president of international marketing.

     Stephen E. Hare, 47, has been an Executive Vice President and the Chief Financial Officer of AMF Bowling and Bowling Worldwide since joining the Company in May 1996. Mr. Hare also served as Acting President and Chief Executive Officer of the Company from November 1998 until Mr. Smith's employment with the Company began in April 1999. Mr. Hare served as Senior Vice President and Chief Financial Officer of James River Corporation of Virginia, a manufacturer and marketer of paper products and other related consumer goods, from 1992 to 1996.

     Terence M. O'Toole, 42, is a Managing Director of Goldman Sachs, an investment firm. He joined Goldman Sachs in 1983. Mr. O'Toole serves on the Boards of Directors of Western Wireless Corporation, Voice Stream Wireless Corporation and Orion Power Holdings.

     Peter M. Sacerdote, 63, is an Advisory Director of Goldman Sachs, an investment firm. He joined Goldman Sachs in 1964 and served as a General Partner from 1973 to 1990 and as a Limited Partner from 1990 to 1999. Mr. Sacerdote serves on the Boards of Directors of Franklin Resources, Inc., QUALCOMM, Inc. and Hexcel Corporation.

     Charles M. Diker, 66, has been a non-managing Principal of Weiss, Peck & Greer, an investment management firm, since 1975. He has been Chairman of the Board of Cantel Industries, Inc. since 1986. Mr. Diker also serves on the Boards of Directors of International Specialty Products and Chyron Corporation.

     Paul B. Edgerley, 45, has been Managing Director of Bain Capital, Inc., an investment firm, since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a principal of Bain Capital Partners. He serves on the Boards of Directors of GS Industries, Inc., Sealy Mattress Company, Maxim Crane Midwest of Cannon Falls and Walco International.

     Howard A. Lipson, 37, is Senior Managing Director of The Blackstone Group L.P., an investment firm, and has been involved in that firm's principal activities since 1988. He serves on the Boards of Directors of Allied Waste Industries, Inc., Rose Hills Company, Ritvik Toys, Inc., Volume Services America, Inc., Graham Packaging Company and Universal Studios Orlando.

     Thomas R. Wall, IV, 42, joined Kelso & Company, L.P., an investment firm, in 1983 and has served as a Managing Director since 1990. Mr. Wall serves on the Boards of Directors of Citation Corporation, Consolidated Vision Group, Inc., Cygnus Publishing, Inc., iXL Enterprises, Inc., Key Components, Inc., Mitchell Supreme Fuel Company, Mosler Inc., Peebles, Inc., TransDigm Inc. and 21st Century Newspapers, Inc.


EXECUTIVE OFFICERS

     The following table sets forth information concerning the executive officers of Bowling Worldwide. Each of the executive officers is also an executive officer of AMF Bowling.

Name                        Age                   Position
----                        ---  -----------------------------------------------
Roland C. Smith............  46  Director; President and Chief Executive Officer
Stephen E. Hare............  47  Director; Executive Vice President; Chief
                                 Financial Officer and Treasurer
Timothy N. Scott...........  41  Senior Vice President, Marketing


     Roland C. Smith has been President and Chief Executive Officer of AMF Bowling and Bowling Worldwide since joining the Company in April 1999. Prior to joining the Company, Mr. Smith was President and Chief Executive Officer of the Triarc Restaurant Group ("Triarc"), a restaurant franchisor which conducts its business through Arby's, Inc., from 1997 to 1999. Mr. Smith joined Triarc in 1994 as Vice President of international marketing.

     Stephen E. Hare has been an Executive Vice President and the Chief Financial Officer of AMF Bowling and Bowling Worldwide since joining the Company in May 1996. Mr. Hare also served as Acting President and Chief Executive Officer of the Company from November 1998 until Mr. Smith's employment with the Company began in April 1999. Mr. Hare served as Senior Vice President and Chief Financial Officer of James River Corporation of Virginia, a manufacturer and marketer of paper products and other related consumer goods, from 1992 to 1996.

     Timothy N. Scott has been a Senior Vice President, Marketing of AMF Bowling and Bowling Worldwide since joining the Company in November, 1999. Prior to joining the Company, Mr. Scott served as Vice President, Marketing and Advertising, during 1999, and Vice President, Creative Services, from 1997 to 1998, of Long John Silver's Restaurants, a restaurant franchisor. Mr. Scott also served as Senior Vice President, Account Director of Young & Rubicam Advertising, an advertising agency, in 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

     Ownership of and transactions in the Common Stock by officers and directors of AMF Bowling and any persons beneficially owning more than 10% of the Common Stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16 of the Securities Exchange Act of 1934. Based solely upon its review of the copies of the Forms 3, 4 and 5 received by it, and written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that all officers, directors and greater than 10% shareholders complied with such filing requirements.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows for each of the three years ended December 31, 1998, 1999, and 2000, compensation paid or accrued by AMF Bowling or the Company to AMF Bowling's Chief Executive Officer and each of AMF Bowling's four other most highly compensated executive officers (the "Named Executive Officers").

                                                                                           Long-Term
                                                                                          Compensation
                                                                                             Awards
                                                                                     ---------------------
                                                                                          Securities
                                                          Annual Compensation              Underlying           All Other
                                                    -------------------------------      Stock Options        Compensation
          Name and Principal Position               Year    Salary($)     Bonus($)           (#)(a)              ($)(b)
--------------------------------------------------  ----  ------------  -----------  ---------------------  ----------------
Roland C. Smith                                     2000    599,997      224,999                    --                --
  President & Chief Executive Officer               1999    387,019(c)   931,250(d)          1,000,000           231,148(e)
                                                    1998         --           --                    --                --

Stephen E. Hare(f)                                  2000    370,805      112,700                    --             8,446
  Executive Vice President, Chief Financial         1999    360,000      108,000               150,000            10,000
  Officer                                           1998    330,000           --                    --                --

John P. Watkins                                     2000    107,740           --                    --           306,886(g)
  Executive Vice President/President of U.S.
  Bowling Centers                                   1999    300,000           --                    --            14,556(h)
                                                    1998    101,743       49,038               100,000                --

J. Randolph V. Daniel, IV                           2000    203,134(i)        --                    --           245,815(j)
  President, Bowling Products                       1999    191,667       45,000                50,000             6,982
                                                    1998    125,000           --                15,000                --

Timothy N. Scott                                    2000    207,836       57,959                    --            66,435(e)
                                                    1999     38,923(k)        --               100,000             1,604(e)
                                                    1998         --           --                    --                --

_____
(a)  Options to purchase shares of the Common Stock.
(b) Unless otherwise indicated, All Other Compensation represents matching and profit-sharing contributions made by AMF Bowling or the Company under a tax qualified 401(k) plan.
(c) Mr. Smith's employment with the Company began on April 28, 1999. His annualized rate of salary for 1999 was $575,000.
(d) Represents a signing bonus of $500,000 and a $431,250 bonus for 1999. See "--Employment Agreements."
(e)  Represents reimbursement of relocation expenses.
(f) Mr. Hare became Acting President and Chief Executive Officer of Bowling Worldwide on November 2, 1998 and served in that capacity until Mr. Smith's employment with Bowling Worldwide began on April 28,1999.
(g) This amount includes a total cash severance benefit of $304,000 paid to Mr. Watkins upon his termination of employment on April 10, 2000.
(h)  Includes $12,000 for automobile allowance.
(i) Mr. Daniel was promoted to President, AMF Bowling Products, on March 1, 1999, and his annualized rate of salary was set at $200,000.
(j) This amount includes a total cash severance payment of $240,000 due to Mr. Daniel upon his termination of employment on November 16, 2000. Of this amount, $27,789 was paid in 2000, with the remaining $212,211 to be paid in 2001.

(k) Mr. Scott's employment with the Company started in November, 1999. His annualized rate of salary for 1999 was $200,000.

Stock Option Grants/SAR in Last Fiscal Year

     In 2000, a total of 120,000 stock options were granted by AMF Bowling, none of which were granted to the Named Executive Officers pursuant to AMF Bowling's 1998 Stock Incentive Plan (the "1998 Plan"). No stock appreciation rights were granted to any employees of the Company in 2000.

Aggregated Stock Option Exercises and Fiscal Year-End Option Value

     The following table provides information regarding the number and value of unexercised stock options of AMF Bowling at December 31, 2000 for the Named Executive Officers. No Named Executive Officer exercised any stock options in fiscal year 2000.

                                        Number of Securities
                                             Underlying            Value of Unexercised In-the
                                    Unexercised Stock Options at     Money Stock Options at
                                        December 31, 2000 (#)       December 31, 2000 ($) (6)
                                    -----------------------------  ---------------------------
               Name                  Exercisable    Unexercisable  Excercisable  Unexercisable
----------------------------------  --------------  -------------  ------------  -------------
Roland C. Smith (1)...............         400,000        600,000            $0             $0
Stephen E. Hare (2)...............         123,000        147,000             0              0
John P. Watkins (3)...............               0              0             0              0
J. Randolph V. Daniel, IV (4).....          42,000              0             0              0
Timothy N. Scott (5)..............          20,000         80,000             0              0

(1) The exercise price of all exercisable and unexercisable options is $5.28 per share.
(2) The exercise price is $10.00 per share with respect to 93,000 exercisable stock options, $4.93 with respect to 30,000 exercisable stock options, $10.00 per share with respect to 27,000 unexercisable stock options and $4.93 per share with respect to 120,000 unexercisable options.
(3)  Mr. Watkins's employment with the Company terminated on April 10, 2000.
     All of Mr. Watkins stock options were cancelled in 2000.
(4) The exercise price is $4.93 per share with respect to 30,000 exercisable stock options and $16.19 per share with respect to 12,000 exercisable stock options. Mr. Daniel's exercisable stock options were cancelled in accordance with the 1998 Plan in 2001.
(5) The exercise price is $3.50 per share with respect to all exercisable and unexercisable stock options.
(6) At December 29, 2000, the last trading day of the year, the exercise prices of all stock options for all Named Executive Officers exceeded the last sales price of the Common Stock in the over-the-counter market of $0.0625 per share.

Employment Agreements

     Mr. Smith entered into an employment agreement dated April 28, 1999 (the "Smith Employment Agreement") with AMF Bowling for an employment period ending April 29, 2002 (the "Employment Period"). Under the Smith Employment Agreement, Mr. Smith holds the positions of President and Chief Executive Officer of AMF Bowling and Bowling Worldwide. Mr. Smith's annual base salary under the Smith Employment Agreement is $630,000 for 2001. He is eligible to receive a bonus of 75% of his base salary of which 50% is based on discretionary objectives and 50% is based on operational and financial targets as set by the Compensation Committee of the Board of Directors of AMF Bowling. For 2001, the Board approved that Mr. Smith will receive 50% of his target bonus if Mr. Smith remains employed through the first quarter of 2002. Mr. Smith received a signing bonus of $500,000 and was guaranteed a $431,250 bonus for 1999.

     The Smith Employment Agreement provides for payment of accrued compensation and benefits as well as payment of an annual bonus following termination of his employment by AMF Bowling under certain circumstances. The Smith Employment Agreement further provides for continued payment of annual base salary and continuation of welfare benefits through the remainder of the Employment Period and for 12 months thereafter. If all or substantially all of the Common Stock or assets of AMF Bowling are sold or disposed of to an unaffiliated third party, under certain circumstances, Mr. Smith will have the right to resign within nine months of the sale or disposition, and be entitled to receive accrued salary and benefits, annual bonus and continued payment of Mr. Smith's annual base salary continuation of welfare benefits and credit towards eligibility for retiree benefits through the remainder of the Employment Period and for 12 months thereafter.

     Under the Smith Employment Agreement, Mr. Smith was granted stock options on April 28, 1999 to purchase 1,000,000 shares of the Common Stock. The stock options were not granted pursuant to the 1996 Plan or the 1998 Plan but are subject to the terms of the 1998 Plan. Unless sooner exercised or forfeited as provided, Mr. Smith's stock options expire on April 28, 2009. Twenty percent of the options vest on the grant date and on each anniversary of the grant date. In the event of a Change of Control (as defined in the 1998 Plan), any unvested stock options will immediately vest. In the event of a termination of Mr. Smith's employment by AMF Bowling under the circumstances, the portion of stock options that would have vested during the two-year period following the date of termination will immediately vest.

     Mr. Hare entered into an employment agreement dated August 4, 1999 (the "Hare Employment Agreement") with AMF Bowling for an employment period ending on August 4, 2002. Under the Hare Employment Agreement, Mr. Hare holds the positions of Executive Vice President and Chief Financial Officer of AMF Bowling and Bowling Worldwide. Mr. Hare's annual base salary under the Hare Employment Agreement was $375,666 in 2000 and has recently been increased to $394,450. The Hare Employment Agreement provides for the payment of an annual bonus of 60% of base salary if certain operational, financial and other objectives, determined by the Chief Executive Officer of AMF Bowling, are attained. For 2001, the Board approved that Mr. Hare will receive 50% of his target bonus if Mr. Hare remains employed through the first quarter of 2002.

     The Hare Employment Agreement provides for payment of accrued compensation, continuation of certain benefits and payment of his bonus following termination of his employment by AMF Bowling under certain circumstances. The Hare Employment Agreement further provides for continued payment of annual base salary for 12 months if termination of his employment is not due to death or disability. If all or substantially all of the stock or assets of AMF Bowling are sold or disposed of to an unaffiliated third party, under certain circumstances, Mr. Hare will have the right to resign during his employment period, within nine months of the sale or disposition, and be entitled to receive accrued salary, continuation of benefits, allocated portion of bonus and, if applicable, severance payments under certain circumstances.

     Under the Hare Employment Agreement, AMF Bowling was to grant 100,000 restricted shares of the Common Stock (the "Restricted Stock") at a cost of $1,000 to Mr. Hare. The grant was to be pursuant to and governed by the 1998 Plan and subject to the Stockholders Agreement. Under the Hare Employment Agreement, Mr. Hare was granted options to purchase 150,000 shares of the Common Stock. Unless sooner exercised or forfeited as provided, Mr. Hare's stock options expire on August 4, 2009. To the extent not inconsistent with the Hare Employment Agreement, such stock options are governed by the 1998 Plan. Twenty percent of the options vest on each anniversary of the August 4, 1999 grant date.

     As of November 9, 2000, both the Smith Employment Agreement and the Hare Employment Agreement were assigned to and assumed by Bowling Worldwide; AMF Bowling Centers, Inc., AMF Bowling Products, AMF Bowling Centers (Aust.) International, Inc., and AMF Worldwide Bowling Centers Holdings, Inc. also became parties to both agreements. In addition, the Board approved securing the obligations of Bowling Worldwide and the other companies to Mr. Smith and Mr. Hare by a letter of credit, the amount of which is to reduce quarterly as the remaining obligations under the employment agreements are satisfied.

     The Board also approved a Senior Executives Retention Plan (the "Senior Executives Plan") covering Mr. Smith and Mr. Hare. In addition to providing for the assumption of the Smith Employment Agreement and the Hare Employment Agreement, the Senior Executives Plan provides for a fiscal year 2000 bonus to be paid on March 31, 2001 in a fixed amount equal to 50% of the year 2000 bonus target; a cash payment equal to 25% of annual base salary in lieu of stock option grants for calendar year 2000, also to be paid on March 31, 2001; and a cash retention bonus equal to 200% of base annual salary payable upon approval of the restructuring plan. If the restructuring plan is not approved by June 1, 2001, 50% of the payment will be made on June 1, 2001, and the remainder will be paid upon approval. All payments are conditioned upon employment at the date of the payment.

     Under a previous employment agreement with AMF Bowling, Mr. Hare purchased 150,000 shares of the Common Stock (the "Purchased Stock") for $500,000 in cash plus a non-recourse promissory note for $1,000,000, payable to AMF Bowling and secured by the Purchased Stock which has been pledged pursuant to a stock pledge agreement between Mr. Hare and AMF Bowling. Under the Hare Employment Agreement, the Committee adjusted the value of Mr. Hare's non-recourse promissory note from $1,000,000 to $493,750 in 1999 for the purchase of 100,000 shares of the Common Stock to reflect the market price of such shares on the date of the new employment agreement. The Committee also adjusted the interest rate applicable to the note from 7% per annum to 6% per annum in 1999. No principal payments were made on the original note or the adjusted note in 1999. Under a previous employment agreement, Mr. Hare was also granted stock options to purchase 105,000 shares of the Common Stock. Unless sooner exercised or forfeited as provided, Mr. Hare's stock options expire on May 28, 2006. To the extent not inconsistent with the previous employment agreement, such stock options are governed by the 1996 Plan. Twenty percent of Mr. Hare's stock options vested on May 28, of each of 1997, 1998, 1999 and 2000 and twenty percent will vest on May 28, 2001. If any successor to AMF Bowling or Bowling Worldwide acquires all or substantially all of the business and/or assets of AMF Bowling or Bowling Worldwide, AMF Bowling may purchase all of the Purchased Stock held by Mr. Hare for its fair market value, and any stock options then held by him for the fair market value of the underlying Common Stock less the exercise price of the stock options.

     Mr. Watkins had an employment agreement with AMF Bowling and received compensation consisting of salary and an annual bonus if certain financial targets, determined by the Chief Executive Officer, were met. Mr. Watkins' annual base salary under his employment agreement was $300,000. Mr. Watkins was granted stock options to purchase 100,000 shares of the Common Stock on the same vesting schedule as other employees. The employment agreement further provided for a severance payment equal to one year of base salary if AMF Bowling terminated Mr. Watkins' employment for any reason other than cause. Effective with the termination of his employment on April 10, 2000, Mr. Watkins entered into a letter agreement with AMF Bowling that provided for a cash severance payment of $300,000, payment of base salary through April 21, 2000 and two weeks of unused vacation, $4,000 in lieu of outplacement services, and full payment of health benefit premiums for eighteen months or, if sooner, until he becomes employed by another employer that offers similar health coverage. These payments were in lieu both of any bonus or incentive compensation for 2000 and of the severance benefits otherwise payable under his employment agreement.

     Mr. Daniel had a severance agreement with AMF Bowling Products dated April 16, 1999, that called for severance pay of $200,000 (or the amount of his base salary at the date of termination, if different) plus an allocable portion of any annual bonus otherwise payable to him for the year. In accordance with that agreement, upon his termination of employment effective November 16, 2000, he signed a letter release in exchange for his severance benefits under the agreement and for certain outplacement services.

     Mr. Scott has an employment agreement dated November 12, 1999 with Bowling Worldwide and receives compensation consisting of salary and an annual bonus of up to 50% of base salary if certain targets based on annual performance objectives are attained. Mr. Scott's annual base salary is currently $216,300. For 2001, 50% of the bonus is guaranteed if Mr. Scott remains employed through the first quarter of 2002. In accordance with the employment agreement, Mr. Scott was also granted stock options on November 12, 1999, to purchase 100,000 shares of the Common Stock under the 1998 Plan. Twenty percent of the options vest on each anniversary of the November 12, 1999 grant date. The employment agreement provides for payment of accrued compensation, an allocable portion of bonus (if applicable objectives are later met), and continued payment of annual base salary for 12 months following termination of his employment by Bowling Worldwide for any reason other than death, disability or cause.

     During 2000, the Board and certain other affiliated companies approved a Bonus, Severance and Retention Program for Certain Employees (the "Retention Program") containing several separate provisions. This Retention Program implemented an enhanced severance plan (the "Severance Plan") for certain executives, providing for a payment of up to 12 months of annual base salary following termination of employment by the Company under certain circumstances. This Severance Plan will remain in effect for one year following completion of the restructuring.

  The Retention Program also changed the target for payment of fiscal year 2000 bonuses for all bonus eligible employees and provided for cash payments in lieu of calendar year 2000 stock option grants for all option eligible employees; payments in each case were to be made on March 31, 2001 to eligible employees employed on that date. Mr. Scott was covered by these provisions. In addition, the Retention Program implemented a key management retention bonus plan for senior managers selected by the Chief Executive Officer, including Mr. Scott. The amount of the retention payment for each executive is based on a percentage of the executive's annual base salary and is payable upon the approval of the restructuring plan. If the restructuring plan is not approved by June 1, 2001, 50% of the payment will be made on June 1, 2001, and the remainder will be paid upon approval. All payments are conditioned upon employment at the date of the payment.

Compensation of Directors

     Directors who are officers or employees of AMF Bowling or affiliated with Goldman Sachs receive no compensation for service as members of the Board of Directors of AMF Bowling or committees thereof. Directors who are not officers or employees of AMF Bowling or affiliated with Goldman Sachs receive a $2,000 fee for attending each meeting of the Board of Directors of AMF Bowling and a $1,000 fee for attending each committee meeting thereof. All directors' reasonable expenses for attending such board and committee meetings and related duties are reimbursed by AMF Bowling. Each director of AMF Bowling is also a director of Bowling Worldwide and receives no separate compensation for acting in that capacity.

     Pursuant to an option agreement (the "Diker Option Agreement"), dated May 1, 1996, Mr. Diker, a director of AMF Bowling and Bowling Worldwide, was granted nonqualified stock options to purchase 100,000 shares of the Common Stock at an exercise price of $10.00 per share pursuant to the 1996 Plan. All of Mr. Diker's stock options vested on May 1, 1998. If any successor to AMF Bowling acquires all or substantially all of the business and/or assets of AMF Bowling, AMF Bowling may purchase all of the stock options then held by Mr. Diker for the fair market value of the underlying Common Stock minus the exercise price of the stock options. Mr. Diker is a party to the Stockholders Agreement and any shares of the Common Stock held by Mr. Diker are subject to the terms of the Stockholders Agreement, as well as the terms of the Diker Option Agreement. See "Certain Relationships and Related Transactions--Stockholders Agreement."

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of AMF Bowling consists of: Richard A. Friedman (Chairman), Charles M. Diker and Thomas R. Wall, IV. Mr. Friedman was President and Chief Executive Officer of AMF Bowling and Bowling Worldwide until July 31, 1997, which period was prior to the Initial Public Offering. Mr. Friedman did not receive any compensation for such services. None of the members of the Compensation Committee of AMF Bowling was an officer or an employee of AMF Bowling, Bowling Worldwide or their subsidiaries during the last completed fiscal year. No interlocking relationship currently exists between any member of the Compensation Committee of AMF Bowling and any member of any other company's board of directors or compensation committee, nor did any such interlocking relationship exist during 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below reflects the number of shares of the Common Stock beneficially owned as of March 31, 2001 by (i) each director of AMF Bowling,
(ii) each Named Executive Officer of AMF Bowling, (iii) the directors and executive officers as a group and (iv) each person who is known by AMF Bowling to own beneficially more than 5% of the Common Stock. Unless otherwise noted, each individual has sole voting power and sole investment power with respect to securities beneficially owned. Unless otherwise noted, the address of the beneficial owner is c/o AMF Bowling, Attn: Corporate Secretary, 8100 AMF Drive, Richmond, Virginia 23111.

                                                                                 Number of
                                                                                  Shares
                                                                                Beneficially
                                                                                Owned as of
                                                                                  March 5,           Percent of
                       Name of Beneficial Owner                                   2001 (1)             Class
---------------------------------------------------------------------------  -----------------   ---------------
Richard A. Friedman(2).....................................................                 --                 *
Terence M. O'Toole(3)......................................................                 --                 *
Peter M. Sacerdote(4)......................................................                 --                 *
Charles M. Diker(5)........................................................            113,854                 *
Paul B. Edgerley(6)........................................................                 --                 *
Howard A. Lipson(7)........................................................                 --                 *
Thomas R. Wall, IV(8)......................................................                 --                 *
Roland C. Smith(9).........................................................            400,000                 *
Stephen E. Hare(10)........................................................            279,000                 *
Timothy N. Scott(11).......................................................             20,000                 *
All directors and executive officers as a group (10 persons)(12)...........            812,854                 *
The Goldman Sachs Group, Inc.(13)..........................................         44,932,619              53.2%
Blackstone Group (as hereinafter defined)(14)..............................          8,473,581              10.1%
Kelso (as hereinafter defined)(15).........................................          8,473,581              10.1%

 *   Less than 2%
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Common Stock subject to options and warrants held by that person that are currently exercisable or are exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The table above does not include the Convertible Debentures which are convertible, at the option of the holder at any time prior to maturity (unless previously redeemed or otherwise purchased by AMF Bowling), into the Common Stock at the rate of 9.1469 shares per $1,000 principal amount at maturity of the Convertible Debentures.
(2) Mr. Friedman, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates, except to the extent of his pecuniary interest therein.
(3) Mr. O'Toole, who is a Managing Director of Goldman Sachs, disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates, except to the extent of his pecuniary interest therein.
(4) Mr. Sacerdote, who is an Advisory Director of The Goldman Sachs Group, disclaims beneficial ownership of the shares owned by The Goldman Sachs Group and its affiliates, except to the extent of his pecuniary interest therein.
(5) Includes 100,000 shares which may be acquired upon the exercise of stock options within 60 days. Includes 13,854 shares held by a non-profit charitable foundation, as to which he disclaims beneficial ownership.
(6) Mr. Edgerley, who is (i) a Managing Director of the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P. and (ii) a general partner of BCIP Associates and BCIP Trust Associates, L.P., disclaims beneficial ownership of the shares owned by those entities (collectively, "Bain"). Bain Capital Fund V, L.P. owns 594,634 shares, Bain Capital Fund V-B, L.P. owns 1,548,420 shares, BCIP Associates owns 283,832 shares and BCIP Trust Associates, L.P. owns 115,191 shares.
(7) Mr. Lipson, who is a member of the limited liability company which acts as the general partner of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone

     Family Investment Partnership II L.P. (collectively, "Blackstone Group"), disclaims beneficial ownership of the shares owned by Blackstone Group.
(8) Mr. Wall, who is (i) a general partner of Kelso Partners V, L.P., the general partner of Kelso Investment Associates V, L.P. ("KIA V") and (ii) a general partner of Kelso Equity Partners V, L.P.("KEP V," and together with KIA V, "Kelso"), disclaims beneficial ownership of the shares owned by KIA V and KEP V.
(9) Represents 400,000 shares, which may be acquired upon the exercise of AMF Bowling stock options within 60 days.
(10) Includes 123,000 shares, which may be acquired upon the exercise of AMF Bowling stock options within 60 days. Under the Hare Employment Agreement, Mr. Hare was granted 100,000 shares of AMF Bowling restricted stock. Such shares have not yet been issued. See "Item 11. Executive Compensation-- Employment Agreements."
(11) Represents 20,000 shares, which may be acquired upon the exercise of AMF Bowling stock options within 60 days.
(12) Includes an aggregate of 623,000 shares, which may be acquired upon the exercise of AMF Bowling stock options within 60 days.
(13) Of the total number of shares which may be deemed to be beneficially owned by The Goldman Sachs Group, 28,404,248 are owned by GS Capital Partners II, L.P., 11,291,852 shares are owned by GS Capital Partners II Offshore, L.P., 1,047,698 shares are owned by Goldman Sachs & Co. Verwaltungs GmbH, as nominee for GS Capital Partners II (Germany) Civil Law Partnership, 664,502 shares are owned by Stone Street Fund 1995, L.P., 1,136,093 shares are owned by Stone Street Fund 1996, L.P., 747,762 shares are owned by Bridge Street Fund 1995, L.P. and 770,465 shares are owned by Bridge Street Fund 1996, L.P. (collectively, "GSCP"). In addition, The Goldman Sachs Group beneficially owns warrants to purchase 870,000 shares of Common Stock, which were issued upon the closing of the Acquisition. Common Stock deemed to be beneficially owned by The Goldman Sachs Group does not include 3,651,222 shares of the Common Stock issuable upon the conversion of $399,176,000 in aggregate principal amount at maturity of Convertible Debentures owned by The Goldman Sachs Group. GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., GS Capital Partners II (Germany), C.L.P., Stone Street Fund 1995, L.P., Stone Street Fund 1996, L.P., Bridge Street Fund 1995, L.P. and Bridge Street Fund 1996, L.P., are investment partnerships. Affiliates of The Goldman Sachs Group are the general, managing general or managing partners of all such partnerships and have full voting and investment power with respect to the holding of such partnerships. Excludes certain shares of the Common Stock (i) owned by the Goldman Sachs Group that were acquired in the ordinary course of market making transactions or (ii) in client accounts managed by Goldman Sachs (the "Managed Accounts"). Each of Goldman Sachs and The Goldman Sachs Group disclaims beneficial ownership of the Common Stock in the Managed Accounts. The address of The Goldman Sachs Group is 85 Broad Street, New York, New York 10004.
(14) Of the total number of shares beneficially owned by Blackstone Group, 6,090,010 shares are owned by Blackstone Capital Partners II Merchant Banking Fund L.P., 1,779,677 shares are owned by Blackstone Offshore Capital Partners II L.P. and 603,894 shares are owned by Blackstone Family Investment Partnership II L.P. The address of Blackstone Group is 345 Park Avenue, New York, New York 10154.
(15) Of the total number of shares beneficially owned by Kelso, 7,954,779 shares are owned by KIA V and 518,802 are owned by KEP V. Common Stock deemed to be beneficially owned by Kelso does not include 351,085 shares of the Common Stock issuable upon the conversion of $38,383,000 in aggregate principal amount at maturity of Debentures owned by Kelso. The address of each such shareholder is c/o Kelso & Company, Inc., 320 Park Avenue, 24th Floor, New York, New York 10022. Due to their common control, KIA V and KEP V could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. Joseph S. Schuchert, Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr. and Philip E. Berney may be deemed to share beneficial ownership of shares beneficially owned of record by KIA V and KEP V, by virtue of their status as general partners of the general partner of KIA V and as general partners of KEP V. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by KIA V and KEP V, but disclaim beneficial ownership of such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

     On April 30, 1996, AMF Bowling, GSCP, Blackstone Group, Kelso, Bain (Bain, together with Blackstone Group and Kelso, the "Governance Investors"), Citicorp North America, Inc. ("Citicorp"), Mr. Diker (Mr. Diker, together with Blackstone Group, Kelso, Bain and Citicorp, the "Investors"), certain current and former members of management (the "Management Investors," and, with GSCP and the Investors, the "Stockholders") entered into a Stockholders Agreement, which regulates the relationship among AMF Bowling and the Stockholders. Subsequently, Mr. Hare and other members of management who received stock option awards under the 1996 Plan and certain other members of management have become parties to the Stockholders Agreement as additional Management Investors and Stockholders. The following discussion summarizes the terms of the Stockholders Agreement that AMF Bowling and the Company believes are material to holders of the Common Stock and securityholders of Bowling Worldwide. This summary is qualified in its entirety by reference to the full text of the Stockholders Agreement, which was filed with the Securities and Exchange Commission on November 3, 1997 as an exhibit to AMF Bowling's Registration Statement on Form S-1 (Registration No. 333-34099).

     The Stockholders Agreement confers on GSCP the right to increase or decrease the Board of Directors of AMF Bowling from its initial size of nine members. GSCP has the right to nominate five directors and to nominate a majority (not limited to a simple majority) of the members of the Board of Directors of AMF Bowling, so long as GSCP and its Permitted Transferees (as hereinafter defined), as they currently do, hold a majority of the outstanding shares of the Common Stock. Each Governance Investor has the right to nominate, subject to GSCP consent, one member of the Board of Directors of AMF Bowling, so long as the number of shares of the Common Stock held by it and certain of its permitted transferees under the Stockholders Agreement, as it currently is, is equal to at least one-half of the sum of (i) the number of shares initially purchased by it and its Permitted Transferees plus (ii) the number of additional shares that the Governance Investor was required to purchase pursuant to the "overcall" provisions of the Stockholders Agreement (in each case, subject to appropriate adjustments). If a Governance Investor is no longer entitled to nominate a director, the director is required to resign or be subject to removal by the shareholders. Each of GSCP and each Governance Investor has the right to recommend removal, with or without cause, of any director nominated by it, in which case such director is required to resign immediately or be subject to removal by the shareholders. In the event of death, removal or resignation of a director nominated by a Governance Investor, so long as the Governance Investor continues to have the right to nominate a director for such position, the Governance Investor has the right to nominate (subject to GSCP consent) a director to fill the vacancy created. A quorum may be constituted by a majority of the number of directors then in office, but not less than one-third of the whole Board of Directors of AMF Bowling, including at least one GSCP director.

     The Stockholders Agreement provides for the continual existence of an Executive Committee, consisting of two GSCP-nominated directors and the President and Chief Executive Officer of AMF Bowling. The Executive Committee may exercise all the powers and authority of the Board of Directors of AMF Bowling (subject to any restrictions under Delaware law) except with respect to those actions requiring a Special Vote (as defined below) and, in the case of matters which under the Stockholders Agreement require a prior meeting of the Board of Directors of AMF Bowling, only after such meeting has occurred. A "Special Vote" is required for (i) the issuance of capital stock of AMF Bowling below fair market value, (ii) the grant or issuance of options or warrants exercisable or exchangeable for more than 2,877,151 shares of the Common Stock,
(iii) entering into certain transactions with affiliates of GSCP and (iv) amendments to the Stockholders Agreement, the Certificate of Incorporation or By-Laws of AMF Bowling, which would adversely affect the rights and obligations of Blackstone Group or Kelso; provided, that any amendment affecting a Stockholder differently from any other Stockholder requires such Stockholder's approval. Matters requiring a Special Vote must be approved by a majority of the GSCP directors who are partners or employees of Goldman Sachs and who are not employees of AMF Bowling and its subsidiaries, and at least one director nominated by Blackstone Group or Kelso (if there is one serving at such time.)

     Pursuant to the Stockholders Agreement, each of the Stockholders has agreed
(i) to appear in person or by proxy at any shareholder meeting of AMF Bowling for the purpose of obtaining a quorum, (ii) to vote its shares of the Common Stock, at any shareholder meeting called for the purpose of voting on the election or removal of directors, in favor of the election or removal of directors, as applicable, in accordance with the provisions described in the second preceding paragraph, (iii) otherwise to vote its shares of the Common Stock at shareholder meetings in a manner not inconsistent with the Stockholders Agreement, (iv) not to grant any proxy or enter into any voting trust with respect to the Common Stock it holds or enter into any shareholder agreement or arrangement inconsistent with the provisions of the Stockholders Agreement and
(v) not to act as a member of a group or in concert with others in connection with the acquisition, disposition or voting of shares of the Common Stock in any manner inconsistent with the Stockholders Agreement.

     The Stockholders Agreement provides that in the event a Stockholder determines to sell its shares of the Common Stock (subject to certain exceptions, including sales of shares made through a broker under Securities and Exchange Commission Rule 144), such Stockholder must give the other Stockholders notice thereof and such other Stockholders must have the opportunity to sell a pro rata share of their Common Stock in such a sale. Moreover, in the event Stockholders owning 51% or more of the outstanding Common Stock propose to sell all of the Common Stock held by such Stockholders pursuant to a stock sale, merger, business combination, recapitalization, consolidation, reorganization, restructuring or similar transaction, such Stockholders will have the right, under certain circumstances, to require the other Stockholders to sell the equity securities of AMF Bowling held by such other Stockholders in such sale on the same terms and conditions and at the same price as the Stockholders proposing to sell.

     The foregoing rights and obligations will terminate upon the first to occur of: (i) GSCP, the Investors and their permitted transferees under the Stockholders Agreement (the "Permitted Transferees") holding in the aggregate less than 50% of the sum of (a) the number of shares of the Common Stock outstanding, on a fully diluted basis, immediately after giving effect to the transactions contemplated by the subscription agreement (the "Subscription Agreement") entered into on the same date and by the same parties as the Stockholders Agreement, except for the Management Investors, and (b) the number of additional shares of the Common Stock, if any, issued pursuant to the "overcall" provisions of the Stockholders Agreement and (ii) GSCP, the Investors and their Permitted Transferees holding in the aggregate less than 40% of the fully diluted shares of the Common Stock then outstanding. Notwithstanding these provisions, in the event of any merger, recapitalization, consolidation, reorganization or other restructuring of AMF Bowling as a result of which the stockholders and their Permitted Transferees own less than a majority of the outstanding voting power of the entity surviving such transaction, the Stockholders Agreement will terminate.

Registration Rights Agreement

     AMF Bowling and the Stockholders entered into a Registration Rights Agreement on April 30, 1996 (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, (i) each of the Blackstone Group (as a group), Kelso (as a group) and Bain (as a group) may make one demand (subject to certain exceptions) of AMF Bowling to register shares of the Common Stock held by such group and (ii) GSCP may make up to five demands (subject to certain exceptions) of AMF Bowling to register shares of the Common Stock held by it, in each case, so long as (a) the aggregate offering price for the shares to be sold is a least $50 million and (b) shares representing at least 5% of the sum of (1) the number of shares of the Common Stock purchased by GSCP prior to execution of the Subscription Agreement, (2) the number of shares of the Common Stock issued pursuant to the Subscription Agreement and (3) the number of shares (subject to adjustment) of the Common Stock purchased by Stockholders pursuant to the "overcall" provisions of the Stockholders Agreement are being registered. Upon a demand for registration by any of GSCP, Blackstone Group, Kelso or Bain, each of the other Stockholders is to be given the opportunity to participate on a pro rata basis in the registration demanded. The Registration Rights Agreement also provides the Stockholders with piggyback registration rights which allow each of them to include all or a portion of their shares of the Common Stock under a registration statement filed by AMF Bowling, subject to certain exceptions and limitations.

Transactions with Management and Others; Certain Business Relationships

     Messrs. Friedman and O'Toole, each of whom is a Managing Director of Goldman Sachs, and Mr. Sacerdote, who is a limited partner of The Goldman Sachs Group, are directors of AMF Bowling, Group Holdings and Bowling Worldwide. Mr. Friedman is also Chairman of the Board of AMF Bowling and Bowling Worldwide. Goldman Sachs and its affiliates together currently beneficially own a majority of the outstanding shares of AMF Bowling Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management". Goldman Sachs and its affiliates were the initial purchasers of the debt issued by Bowling Worldwide in connection with financing the Acquisition. Goldman Sachs also served as financial advisor to the owners of AMF Bowling's predecessor in connection with the Acquisition.

     Goldman Sachs acted as AMF Bowling's lead underwriter in connection with the Initial Public Offering. Underwriting discounts paid to the entire underwriting syndicate in the Initial Public Offering totaled $18,940,500.

     Under the Credit Agreement, Goldman Sachs Credit Partners, L.P. acted as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citicorp Securities, Inc. acted as Arrangers, and Citibank, N.A. is acting as Administrative Agent and Citicorp USA, Inc., is acting as Collateral Agent with respect to a revolving credit and term loan facility extended to Bowling Worldwide in an amount up to $810.3 million. In 2000, total fees paid to Goldman Sachs Credit Partners, L.P. for services under the Credit Agreement were approximately $50 thousand. Such entity was also reimbursed for expenses incurred in connection with its services.

     Bowling Worldwide and Goldman Sachs are parties to an engagement letter pursuant to which Goldman Sachs was retained as Bowling Worldwide's financial advisor to provide investment banking and financial advisory services, including in connection with any acquisitions, dispositions or financings. Pursuant to the engagement, Bowling Worldwide has agreed to reimburse Goldman Sachs for its out-of-pocket expenses and indemnify Goldman Sachs in connection with its services arising under the engagement.

     Bowling Worldwide also entered into two interest rate cap agreements with Goldman Sachs Capital Markets, L.P. ("GSCM"), an affiliate of Goldman Sachs, both of which were executed to hedge Bowling Worldwide's exposure to fluctuations in the interest rates applicable to borrowings under the Credit Agreement. Bowling Worldwide paid a fee of $160,000 to GSCM in connection with the first of these transactions executed in March 2000, which capped 3-month LIBOR on $200 million principal amount of debt at 7.78% until April 1, 2001. Bowling Worldwide paid a fee of $7,000 to GSCM in respect of the second transaction executed in September 2000, which capped 3-month LIBOR on $150 million in debt at 7.5% until October 2, 2001. See "Item 7A. Market Risk" for a discussion of these agreements.

     See "Item 11. Executive Compensation--Employment Agreements" for a discussion of arrangements under which AMF Bowling loaned money to Mr. Hare on a non-recourse basis to enable him to purchase shares of the Common Stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

 (A)   Financial Statements and Schedules

  Financial Statements

  Report of Independent Public Accountants
  Consolidated Balance Sheets as of December 31, 2000 and 1999
  Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999
    and 1998
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999
    and 1998
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
    2000, 1999 and 1998
  Consolidated Statements of Comprehensive Loss for the Years Ended December 31,
    2000, 1999 and 1998
  Notes to Consolidated Financial Statements
  Selected Quarterly Financial Data (unaudited)

  Financial Statement Schedules

  Report of Independent Public Accountants on Schedule I
  Schedule I--Condensed Financial Information of AMF Bowling, Inc.

 (B)   Reports on Form 8-K

 1. Current Report on Form 8-K dated November 16, 2000 and filed November 17, 2000, announcing changes in the organization of AMF Bowling, Inc.

 2. Current Report on Form 8-K dated and filed December 29, 2000, announcing developments concerning the repayment of principal and interest on Bowling Worldwide's bank debt and the status of Bowling Worldwide's Credit Agreement.

 (C)   Exhibits


 3.1   Restated Certificate of Incorporation of the Company.(1)
 3.2   By-Laws of the Company.(2)
 4.1   Restated Certificate of Incorporation of the Company (see Exhibit 3.1).
 4.2   By-Laws of the Company (see Exhibit 3.2).
 4.3   Specimen of Common Stock Certificate.(3)
 4.4 Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes.(4)
 4.5 Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and American Bank National Association with respect to the Subsidiary Senior Subordinated Discount Notes.(5)
 4.6   Form of Senior Subordinated Note.(6)
 4.7   Form of Senior Subordinated Discount Note.(7)
 4.8 Purchase Agreement dated May 6, 1998, among AMF Bowling, Inc., the Designated Subsidiaries named herein and the Initial Purchasers named therein.(8)
 4.9 Indenture dated as of May 12, 1998, between AMF Bowling, Inc. and the Bank of New York.(9)
 4.10 Registration Rights Agreement dated as of May 12, 1998, among AMF Bowling, Inc. the Designated Subsidiaries named therein and the Initial Purchasers named therein.(10)

 4.11 Form of the AMF Bowling, Inc.'s Zero Coupon Convertible Debenture due 2018.(11)
 10.1 Registration Rights Agreement, dated as of March 21, 1996, by and among AMF Bowling, Inc., the Guarantors and Goldman, Sachs & Co.(12)
 10.2 Third Amended and Restated Credit Agreement among AMF Group Inc. and the Initial Lenders and Initial Issuing Banks and Goldman, Sachs & Co., as Syndication Agent, and Citibank, N.A., as Administrative Agent.(13)
 10.3 AMF Holdings Inc. (a predecessor of AMF Bowling, Inc.) 1996 Stock Incentive Plan.(14)*
 10.4 Stockholders Agreement, dated as of April 30, 1996, by and among AMF Bowling, Inc. and the Stockholders.(15)
 10.5 Amendment No. 1, dated as of May 28, 1996, to the Stockholders Agreement.(16)
 10.6 Amendment No. 2, dated as of May 31, 1996, to the Stockholders Agreement.(17)
 10.7 Amendment No. 3, dated as of January 17, 1997, to the Stockholders Agreement.(18)
 10.8 Amendment No. 4, dated as of January 17, 1997, to the Stockholders Agreement.(19)
 10.9 Amendment No. 5, dated as of July 31, 1997, to the Stockholders Agreement.(20)
 10.10 Amendment No. 6, dated as of December 31, 1997, to the Stockholders Agreement.(21)
 10.11 Amendment No. 7, dated as of January 1, 1998, to the Stockholders Agreement.(22)
 10.12 Registration Rights Agreement, dated as of April 30, 1996, by and among AMF Bowling, Inc. and the Stockholders.(23)
 10.13 Amendment No. 1, dated as of May 28, 1996, to the Registration Rights Agreement.(24)
 10.14 Amendment No. 2, dated as of January 17, 1997, to the Registration Rights Agreement.(25)
 10.15 Amendment No. 3, dated as of January 17, 1997, to the Registration Rights Agreement.(26)
 10.16 Amendment No. 4, dated as of July 31, 1997, to the Registration Rights Agreement.(27)
 10.17 Amendment No. 5, dated as of September 30, 1997, to the Registration Rights Agreement.(28)
 10.18 Warrant Agreement, dated as of May 1, 1996, between AMF Bowling, Inc. and The Goldman Sachs Group, L.P.(29)
 10.19 Stock Option Agreement, dated as of May 1, 1996, between AMF Bowling, Inc. and Charles M. Diker.(30)*
 10.20 Employment Agreement, dated as of May 28, 1996, by and among AMF Bowling, Inc., AMF Group Inc. and Stephen E. Hare.(31)*
 10.21 Stock Subscription Agreement, dated as of October 9, 1996, by and among AMF Bowling, Inc. and the Purchasers (as defined therein).(32)
 10.22 Waiver and Amendment No. 1, dated as of March 24, 1997, to Amended and Restated Credit Agreement dated as of December 20, 1996.(33)
 10.23 Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 30, 1997.(34)
 10.24 Interest Rate Cap Agreement, dated July 2, 1997.(35)
 10.25 AMF Bowling, Inc. 1998 Stock Incentive Plan.(36)*
 10.26 Amendment No. 1 and Waiver to the Third Amended and Restated Credit Agreement dated as of September 30, 1998.(37)
 10.27 Termination and Release Agreement, dated as of November 2, 1998, by and among AMF Bowling, Inc., AMF Bowling Worldwide, Inc. and Douglas J. Stanard.(38)*
 10.28 Employment Agreement, dated as of September 8, 1998, by and among AMF Bowling, Inc. and John P. Watkins.(39)*
 10.29 Amendment to the AMF Bowling, Inc. 1998 Stock Incentive Plan.(40)*
 10.30 Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith.(41)*
 10.31 Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith.(42)*
 10.32 Amendment No. 2 and Waiver to the Third Amended and Restated Credit Agreement, and the Fourth Amended and Restated Credit Agreement, dated as of June 14, 1999 among AMF Bowling Worldwide, Inc., the Initial Lenders, the Initial Issuing Banks, Goldman Sachs Credit Partners L.P., as Syndication Agent, Citibank, N.A., as Administrative Agent and Citicorp USA Inc., as Collateral Agent.(43)
 10.33 Employment Agreement, dated as of August 4, 1999, between AMF Bowling, Inc. and Stephen E. Hare.(44)*

 10.34 Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of August 12, 2000. (45)
 10.35 Severance Agreement, effective April 16, 1999, between AMF Bowling Products, Inc. and J. Randolph V. Daniel, IV (filed herewith).*
 10.36 Employment Agreement, effective November 12, 1999, between AMF Bowling Worldwide, Inc. and Timothy N. Scott (filed herewith).*
 10.37 Termination Agreement, dated April 10, 2000, between AMF Bowling, Inc. and John P. Watkins (filed herewith).*
 10.38 AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000 (filed herewith).*
 10.39 Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Roland C. Smith (filed herewith).*
 10.40 Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Stephen E. Hare (filed herewith).*
 10.41 Form of Employment Retention Agreement, effective November 9, 2000, among AMF Bowling Worldwide, Inc., AMF Bowling Products, Inc., AMF Bowling Centers, Inc., AMF Bowling Centers (Aust.) International, Inc. and AMF Worldwide Bowling Centers Holdings, Inc. and certain executives (filed herewith).*
 10.42 Release and Severance Agreement, dated November 13, 2000, between AMF Bowling, Inc. and J. Randolph V. Daniel, IV (filed herewith).*
 10.43 Employment Agreement, effective March 15, 2001, between AMF Bowling Products, Inc. and John Suddarth (filed herewith).*
 11.1   Computation of earnings per share (filed herewith).
 21.1   Subsidiaries of the Company (filed herewith).
 23.1   Consent of Arthur Andersen LLP (filed herewith).


Notes to Exhibits:

  * Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(2) Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(3) Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(4) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(5) Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(6) Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(7) Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(8) Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(9) Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(10) Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(11) Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(12) Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).

(13) Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(14) Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(15) Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(16) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(17) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(18) Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(19) Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(20) Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(21) Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(22) Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(23) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(24) Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(25) Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(26) Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(27) Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(28) Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(29) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(30) Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(31) Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(32) Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of AMF Group Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
(33) Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(34) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(35) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(36) Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(37) Incorporated by reference to Exhibit 10.1 of AMF Bowling, Inc.'s Current Report on Form 8-K dated September 30, 1998 (File No. 001-13539).
(38) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
(39) Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
(40) Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1998 (File No. 001-13529).

(41) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(42) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(43) Incorporated by reference to Exhibit 99.1 AMF Bowling, Inc.'s Current Report on Form 8-K dated June 28, 1999 (File No.001-13539).
(44) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1999 (File No. 001-13539).
(45) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling Worldwide, Inc. for the quarterly period ended September 30, 2000 (File No. 001-12131).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of April, 2001.

                              AMF BOWLING, INC.

                              By:  /s/   Roland C. Smith
                                  ---------------------
                                  Roland C. Smith
                                  Director/President and Chief Executive Officer


                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 16th day of April, 2001.

         Signature                                Title
----------------------------                   --------------
/s/   Richard A. Friedman                 Director/Chairman of the Board
-----------------------------------------
Richard A. Friedman

/s/   Terence M. O'Toole                  Director
-----------------------------------------
Terence M. O'Toole

/s/   Peter M. Sacerdote                  Director
-----------------------------------------
Peter M. Sacerdote

/s/   Charles M. Diker                    Director
-----------------------------------------
Charles M. Diker

/s/   Paul B. Edgerley                    Director
-----------------------------------------
Paul B. Edgerley

/s/   Howard A. Lipson                    Director
-----------------------------------------
Howard A. Lipson

/s/   Thomas R. Wall, IV                  Director
-----------------------------------------
Thomas R. Wall, IV

/s/   Roland C. Smith
----------------------------------------- Director/President and Chief Executive Officer
Roland C. Smith                           (principal executive officer)

/s/   Stephen E. Hare
----------------------------------------- Director/ Executive Vice-President and Chief
Stephen E. Hare                           Financial Officer (principal financial officer), Chief
                                          Accounting Officer (principal accounting officer)


                               AMF BOWLING, INC

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE I

TO THE BOARD OF DIRECTORS OF
AMF BOWLING, INC.:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Form 10-K Annual Report of AMF Bowling, Inc. and subsidiaries as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated April 15, 2001. Our report on the financial statements includes an explanatory paragraph calling attention to a going concern issue. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I filed as part of the Company's Form 10-K Annual Report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Richmond, Virginia
April 15, 2001

       SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.

                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                   As of December 31,
                                                                                -------------------------
                                                                                  2000             1999
                                                                                --------         --------
                              Assets
                              ------
Current assets..............................................................    $  1,796         $ 15,653
Investment in subsidiary ...................................................     454,052          641,798
Other noncurrent assets ....................................................       5,566            5,746
                                                                                --------         --------
  Total assets..............................................................    $461,414         $663,197
                                                                                ========         ========

                Liabilities and Stockholders' Equity
                ------------------------------------

Total current liabilities .................................................     $    463         $    632
Long-term debt.............................................................      178,876          172,629
Stockholders' equity ......................................................      282,075          489,936
                                                                                --------         --------
  Total liabilities and stockholders' equity...............................     $461,414         $663,197
                                                                                ========         ========

The accompanying notes are an integral part of these condensed balance sheets.

       SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)



                                                                                             Year Ended December 31,
                                                                                     -------------------------------------
                                                                                        2000          1999          1998
                                                                                     ---------     ---------     ---------
General & administrative expenses................................................... $   6,406     $   7,870     $   6,246
Amortization........................................................................       721           884           341
                                                                                     ---------     ---------     ---------
Total operating expenses............................................................     7,127         8,754         6,587
                                                                                     ---------     ---------     ---------
Operating loss......................................................................    (7,127)       (8,754)       (6,587)
Interest expense....................................................................    12,302        17,019        12,732
Other expense.......................................................................         -           126           329
Interest income.....................................................................      (570)         (908)         (581)
                                                                                     ---------     ---------     ---------
Loss before income taxes............................................................   (18,859)      (24,991)      (19,067)
                                                                                     ---------     ---------     ---------
Provision for income taxes..........................................................       150            91             -
                                                                                     ---------     ---------     ---------
Loss before extraordinary gain and equity in loss of subsidiary.....................   (19,009)      (25,082)      (19,067)
Extraordinary gain..................................................................         -        63,861             -
Equity in loss of subsidiary........................................................  (181,476)     (201,013)     (106,827)
                                                                                     ---------     ---------     ---------
Net loss ........................................................................... $(200,485)    $(162,234)    $(125,894)
                                                                                     =========     =========     =========

   The accompanying notes are an integral part of these condensed financial statements.

       SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                             Year Ended December 31,
                                                                                     -------------------------------------
                                                                                        2000          1999          1998
                                                                                     ---------     ---------     ---------
Cash flows from operating activities:
  Net Loss...................................................................        $(200,485)    $(162,234)    $(125,894)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Interest income, net.....................................................                -             -          (150)
    Extraordinary gain.......................................................                -       (63,861)            -
    Amortization.............................................................              721           884           341
    Amortization of bond discount............................................           12,302        17,019        12,732
    Equity in loss of subsidiary.............................................          181,476       201,013       106,827
    Change in assets and liabilities.........................................             (283)         (551)         (168)
                                                                                     ---------     ---------     ---------
    Net cash used in operating activities....................................           (6,269)       (7,730)       (6,312)
                                                                                     ---------     ---------     ---------
Net cash used in investing activities:
    Investment in subsidiary.................................................           (7,000)      (34,731)     (255,587)
                                                                                     ---------     ---------     ---------
Net cash (used in) provided by financing activities:
    Proceeds from long-term debt, net of deferred financing costs............                -             -       273,010
    Payment on long-term debt................................................                -       (72,000)            -
    Net proceeds on issuance of shares.......................................             (163)      118,534            44
                                                                                     ---------     ---------     ---------
    Net cash (used in) provided by financing activities......................             (163)       46,534       273,054
                                                                                     ---------     ---------     ---------
    Net change in cash and cash equivalents..................................          (13,432)        4,073        11,155
    Cash and cash equivalents at beginning of period.........................           15,228        11,155             -
                                                                                     ---------     ---------     ---------
    Cash and cash equivalents at end of period...............................        $   1,796    $   15,228    $   11,155
                                                                                     =========    ==========    ==========

   The accompanying notes are an integral part of these condensed financial statements.

       SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF AMF BOWLING, INC.

           NOTES TO AMF BOWLING, INC. CONDENSED FINANCIAL STATEMENTS

1.   BACKGROUND AND BASIS OF PRESENTATION:

     These notes to the AMF Group Holdings Inc. ("AMF Group Holdings") condensed financial statements should be read in conjunction with the Notes to Consolidated Financial Statements of AMF Group Holdings and subsidiaries included in Part II, Item 8 of the Form 10-K Annual Report (the "Notes"). AMF Bowling Worldwide, Inc., ("Bowling Worldwide") is a wholly owned subsidiary of AMF Group Holdings. AMF Group Holdings is a wholly owned subsidiary of AMF Bowling, Inc. ("AMF Bowling"). All dollar amounts are in thousands, except where otherwise indicated.

2.   GUARANTEES:

     The Senior Subordinated Notes and Senior Subordinated Discount Notes (as defined and discussed in "Note 1. Business Description - Organization and Restructuring" in the Notes), are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and by the first and second-tier subsidiaries of Bowling Worldwide.

3.   RESTRICTED ASSETS OF AMF GROUP HOLDINGS AND BOWLING WORLDWIDE:

     The credit agreement (the "Credit Agreement") to which Bowling Worldwide is a party with Goldman Sachs, their affiliate Goldman Sachs Credit Partners, L.P., Citibank, N.A. ("Citibank") and its affiliates Citicorp Securities, Inc. and Citicorp USA, Inc. and certain other banks, financial institutions and institutional lenders contains certain financial covenants, as well as additional affirmative and negative covenants, constraining Bowling Worldwide. Under the terms currently in effect, Bowling Worldwide must maintain a minimum Modified Consolidated EBITDA and a Cash Interest Coverage Ratio and a Total Debt to EBITDA Ratio (as defined in the Credit Agreement). Negative covenants under the Senior Facilities prohibit Bowling Worldwide and its Subsidiaries from (i) incurring certain liens, (ii) entering into certain debt, (iii) incurring certain obligations under capital leases, (iv) entering into certain mergers,
(v) entering into certain investments and (vi) making certain material changes in the nature of its business. The negative covenants also relate to the payment of dividends, prepayments of, and amendments of the terms of, other debt (including the Subordinated Notes), amendment of Related Documents (as defined in the Credit Agreement), ownership changes, negative pledges, partnerships, speculative transactions, capital expenditures and payment restrictions affecting subsidiaries. Bowling Worldwide is also subject to certain financial and other reporting requirements.

     As Bowling Worldwide is in default of the financial covenants contained in the Credit Agreement, it may not (i) declare and pay dividends in common stock,
(ii) declare and pay cash dividends to the extent necessary to make payments under certain non-compete agreements with owners of the Predecessor Company,
(iii) declare and pay cash dividends for general administrative expenses not to exceed $0.25 million and (iv) declare and pay cash dividends not to exceed $2.0 million for the repurchase of Common Stock.

4.   TOTAL ASSETS AND LIABILITIES:

     At December 31, 2000 and 1999, assets represent AMF Group Holdings' investment in Bowling Worldwide, and other assets related to commitments under non-compete agreements. At December 31, 2000 and 1999, liabilities represent accrued expenses primarily related to commitments under non-compete agreements.

5.   AMF BOWLING OPERATIONS:

     In the year ended December 31, 1998, the Company began allocating certain corporate, general and administrative expenses to AMF Bowling based on the percentage of resources specifically used in administrative activities of AMF Bowling.

                                 EXHIBIT INDEX

 3.1  Restated Certificate of Incorporation of the Company.(1)
 3.2  By-Laws of the Company.(2)
 4.1  Restated Certificate of Incorporation of the Company (see Exhibit 3.1).
 4.2  By-Laws of the Company (see Exhibit 3.2).
 4.3  Specimen of Common Stock Certificate.(3)
 4.4 Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and IBJ Schroder Bank & Trust Company with respect to the Senior Subordinated Notes.(4)
 4.5 Indenture, dated as of March 21, 1996, as supplemented, by and among AMF Group Inc., the parties listed on Exhibit C thereto, as guarantors, and American Bank National Association with respect to the Subsidiary Senior Subordinated Discount Notes.(5)
 4.6  Form of Senior Subordinated Note.(6)
 4.7  Form of Senior Subordinated Discount Note.(7)
 4.8 Purchase Agreement dated May 6, 1998, among AMF Bowling, Inc., the Designated Subsidiaries named herein and the Initial Purchasers named therein.(8)
 4.9 Indenture dated as of May 12, 1998, between AMF Bowling, Inc. and the Bank of New York.(9)
 4.10 Registration Rights Agreement dated as of May 12, 1998, among AMF Bowling, Inc. the Designated Subsidiaries named therein and the Initial Purchasers named therein.(10)
 4.11 Form of the AMF Bowling, Inc.'s Zero Coupon Convertible Debenture due 2018.(11)
10.1 Registration Rights Agreement, dated as of March 21, 1996, by and among AMF Bowling, Inc., the Guarantors and Goldman, Sachs & Co.(12)
10.2 Third Amended and Restated Credit Agreement among AMF Group Inc. and the Initial Lenders and Initial Issuing Banks and Goldman, Sachs & Co., as Syndication Agent, and Citibank, N.A., as Administrative Agent.(13)
10.3 AMF Holdings Inc. (a predecessor of AMF Bowling, Inc.) 1996 Stock Incentive Plan.(14)*
10.4 Stockholders Agreement, dated as of April 30, 1996, by and among AMF Bowling, Inc. and the Stockholders.(15)
10.5  Amendment No. 1, dated as of May 28, 1996, to the Stockholders
      Agreement.(16)
10.6  Amendment No. 2, dated as of May 31, 1996, to the Stockholders
      Agreement.(17)
10.7 Amendment No. 3, dated as of January 17, 1997, to the Stockholders Agreement.(18)
10.8 Amendment No. 4, dated as of January 17, 1997, to the Stockholders Agreement.(19)
10.9 Amendment No. 5, dated as of July 31, 1997, to the Stockholders Agreement.(20)
10.10 Amendment No. 6, dated as of December 31, 1997, to the Stockholders Agreement.(21)
10.11 Amendment No. 7, dated as of January 1, 1998, to the Stockholders Agreement.(22)
10.12 Registration Rights Agreement, dated as of April 30, 1996, by and among AMF Bowling, Inc. and the Stockholders.(23)
10.13 Amendment No. 1, dated as of May 28, 1996, to the Registration Rights Agreement.(24)
10.14 Amendment No. 2, dated as of January 17, 1997, to the Registration Rights Agreement.(25)
10.15 Amendment No. 3, dated as of January 17, 1997, to the Registration Rights Agreement.(26)
10.16 Amendment No. 4, dated as of July 31, 1997, to the Registration Rights Agreement.(27)
10.17 Amendment No. 5, dated as of September 30, 1997, to the Registration Rights Agreement.(28)
10.18 Warrant Agreement, dated as of May 1, 1996, between AMF Bowling, Inc. and The Goldman Sachs Group, L.P.(29)
10.19 Stock Option Agreement, dated as of May 1, 1996, between AMF Bowling, Inc. and Charles M. Diker.(30)*
10.20 Employment Agreement, dated as of May 28, 1996, by and among AMF Bowling, Inc., AMF Group Inc. and Stephen E. Hare.(31)*
10.21 Stock Subscription Agreement, dated as of October 9, 1996, by and among AMF Bowling, Inc. and the Purchasers (as defined therein).(32)
10.22 Waiver and Amendment No. 1, dated as of March 24, 1997, to Amended and Restated Credit Agreement dated as of December 20, 1996.(33)

10.23 Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of June 30, 1997.(34)
10.24 Interest Rate Cap Agreement, dated July 2, 1997.(35)
10.25 AMF Bowling, Inc. 1998 Stock Incentive Plan.(36)*
10.26 Amendment No. 1 and Waiver to the Third Amended and Restated Credit Agreement dated as of September 30, 1998.(37)
10.27 Termination and Release Agreement, dated as of November 2, 1998, by and among AMF Bowling, Inc., AMF Bowling Worldwide, Inc. and Douglas J. Stanard.(38)*
10.28 Employment Agreement, dated as of September 8, 1998, by and among AMF Bowling, Inc. and John P. Watkins.(39)*
10.29 Amendment to the AMF Bowling, Inc. 1998 Stock Incentive Plan.(40)*
10.30 Employment Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith.(41)*
10.31 Stock Option Agreement, dated as of April 28, 1999, between AMF Bowling, Inc. and Roland Smith.(42)*
10.32 Amendment No. 2 and Waiver to the Third Amended and Restated Credit Agreement, and the Fourth Amended and Restated Credit Agreement, dated as of June 14, 1999 among AMF Bowling Worldwide, Inc., the Initial Lenders, the Initial Issuing Banks, Goldman Sachs Credit Partners L.P., as Syndication Agent, Citibank, N.A., as Administrative Agent and Citicorp USA Inc., as Collateral Agent.(43)
10.33 Employment Agreement, dated as of August 4, 1999, between AMF Bowling, Inc. and Stephen E. Hare.(44)*
10.34 Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of August 12, 2000. (45)
10.35 Severance Agreement, effective April 16, 1999, between AMF Bowling Products, Inc. and J. Randolph V. Daniel, IV (filed herewith).*
10.36 Employment Agreement, effective November 12, 1999, between AMF Bowling Worldwide, Inc. and Timothy N. Scott (filed herewith).*
10.37 Termination Agreement, dated April 10, 2000, between AMF Bowling, Inc. and John P. Watkins (filed herewith).*
10.38 AMF Bowling Worldwide, Inc. Bonus, Severance and Retention Program for Certain Employees, approved November 9, 2000 (filed herewith).*
10.39 Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Roland C. Smith (filed herewith).*
10.40 Assumption Agreement, dated as of November 9, 2000, by and between AMF Bowling Worldwide, Inc. and Stephen E. Hare (filed herewith).*
10.41 Form of Employment Retention Agreement, effective November 9, 2000, among AMF Bowling Worldwide, Inc., AMF Bowling Products, Inc., AMF Bowling Centers, Inc., AMF Bowling Centers (Aust.) International, Inc. and AMF Worldwide Bowling Centers Holdings, Inc. and certain executives (filed herewith).*
10.42 Release and Severance Agreement, dated November 13, 2000, between AMF Bowling, Inc. and J. Randolph V. Daniel, IV (filed herewith).*
10.43 Employment Agreement, effective March 15, 2001, between AMF Bowling Products, Inc. and John Suddarth (filed herewith).*
11.1  Computation of earnings per share (filed herewith).
21.1  Subsidiaries of the Company (filed herewith).
23.1  Consent of Arthur Andersen LLP (filed herewith).

Notes to Exhibits:

  *  Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).

(2) Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(3) Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(4) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(5) Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(6) Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(7) Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(8) Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(9) Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(10) Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(11) Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-60959).
(12) Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(13) Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(14) Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(15) Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(16) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(17) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(18) Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(19) Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(20) Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(21) Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(22) Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(23) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(24) Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(25) Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(26) Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(27) Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of AMF Bowling, Inc. (File No. 333-34099).
(28) Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(29) Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).

(30) Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(31) Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(32) Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of AMF Group Inc. for the fiscal year ended December 31, 1996 (File No. 001-12131).
(33) Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 of AMF Group Inc. (File No. 333-4877).
(34) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(35) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Group Inc. for the quarterly period ended June 30, 1997 (File No. 001-12131).
(36) Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1997 (File No. 001-13539).
(37) Incorporated by reference to Exhibit 10.1 of AMF Bowling, Inc.'s Current Report on Form 8-K dated September 30, 1998 (File No. 001-13539).
(38) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
(39) Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1998 (File No. 001-13539).
(40) Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of AMF Bowling, Inc. for the fiscal year ended December 31, 1998 (File No. 001-13529).
(41) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(42) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended March 31, 1999 (File No. 001-13539).
(43) Incorporated by reference to Exhibit 99.1 AMF Bowling, Inc.'s Current Report on Form 8-K dated June 28, 1999 (File No.001-13539).
(44) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling, Inc. for the quarterly period ended September 30, 1999 (File No. 001-13539).
(45) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AMF Bowling Worldwide, Inc. for the quarterly period ended September 30, 2000 (File No. 001-12131).