Form 10-Q
period 2001-06-30
AMF BOWLING INC
filed 2001-09-21
CIK 1044612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                  FORM 10 - Q

(Mark One)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes    [x]   .     No _____.
                                          ---------

At August 5, 2001, 84,332,503 shares of common stock, par value of $.01 per share, of the Registrant were outstanding.

                                    PART 1

Item 1. Financial Staements

                      AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                                    June 30,             December 31,
                                                                                      2001                   2000
                                                                                 ------------------   ------------------
                                                                                   (unaudited)
  Assets
  ------
Current assets:
  Cash and cash equivalents                                                       $     18,202           $     48,555
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $8,549 and $9,608, respectively                               42,542                 43,070
  Inventories                                                                           47,062                 55,697
  Other current assets                                                                  19,395                 12,789
                                                                                  ------------          -------------
     Total current assets                                                              127,201                160,111
Property and equipment, net                                                            714,773                755,588
Other assets                                                                            61,591                 71,896
Goodwill, net                                                                          734,742                746,050
                                                                                  ------------          -------------
  Total assets                                                                     $ 1,638,307           $  1,733,645
                                                                                  ============          =============
  Liabilities and Stockholders' Equity
  ------------------------------------
Current liabilities:
  Accounts payable                                                                 $    22,070           $     24,222
  Accrued expenses                                                                     113,420                104,551
  Current portion of long-term debt                                                  1,310,132              1,315,434
                                                                                  ------------          -------------
     Total current liabilities                                                       1,445,622              1,444,207
Other long-term liabilities                                                              6,844                  7,363
                                                                                  ------------          -------------
  Total liabilities                                                                  1,452,466              1,451,570
                                                                                  ------------          -------------
     Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01 per share, 200,000,000 shares authorized,
     84,332,503 and 83,780,488 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively)
                                                                                           843                    838
  Paid-in capital                                                                      930,030                911,502
  Deficit                                                                             (708,652)              (601,671)
  Accumulated other comprehensive loss                                                 (36,380)               (28,594)
                                                                                  ------------          -------------
  Total stockholders' equity                                                           185,841                282,075
                                                                                  ------------          -------------
  Total liabilities and stockholders' equity                                       $ 1,638,307           $  1,733,645
                                                                                  ============          =============

The accompany notes are an integral part of these condensed consolidated balance sheets.

                      AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                       (In thousands, except share data)

                                                                           Three Months                         Six Months
                                                                           Ended June 30,                     Ended June 30,
                                                                     -------------------------------------------------------------
                                                                        2001              2000             2001             2000
                                                                        ----              ----             ----             ----
Operating revenue                                                    $ 151,437         $ 160,697        $  357,119      $ 370,159
                                                                     ---------         ---------        ----------      ---------
Operating expenses:
   Cost of goods sold                                                   34,645            37,221            77,262         80,607
   Bowling center operating expenses                                    94,033            91,085           191,436        188,024
   Selling, general, and administrative expenses                        15,794            14,432            28,752         28,264
   Restructuring charges                                                   622                 -               622              -
   Refinancing charges                                                   9,060                 -            13,107              -
   Depreciation and amortization                                        33,562            33,723            67,431         67,141
                                                                     ---------         ---------        ----------      ---------
    Total operating expenses                                           187,716           176,461           378,610        364,036
                                                                     ---------         ---------        ----------      ---------

    Operating (loss) income                                            (36,279)          (15,764)          (21,491)         6,123
                                                                     ---------         ---------        ----------      ---------

Nonoperating expenses (income):
   Interest expense                                                     36,974            32,100            78,141         64,135
   Other, net                                                            1,009             1,918             5,459          1,667
   Interest income                                                        (630)             (172)           (1,194)          (590)
                                                                     ---------         ---------        ----------      ---------
    Total nonoperating expenses                                         37,353            33,846            82,406         65,212
                                                                     ---------         ---------        ----------      ---------
    Loss before income taxes                                           (73,632)          (49,610)         (103,897)       (59,089)
    Provision for income taxes                                             323             1,038             3,079          2,098
                                                                     ---------         ---------        ----------      ---------
    Net loss before equity in loss of joint ventures                   (73,955)          (50,648)         (106,976)       (61,187)
    Equity in loss of joint ventures                                         -              (510)                -           (617)
                                                                     ---------         ---------        ----------      ---------
    Net loss                                                         $ (73,955)         $(51,158)       $ (106,976)      $(61,804)
                                                                     =========         =========        ==========      =========

   Net loss per share - basic and diluted                            $   (0.88)         $  (0.61)       $    (1.27)      $  (0.74)
                                                                     =========         =========        ==========      =========
   Weighted average shares outstanding                                  84,333            83,598            84,107         83,598
                                                                     =========         =========        ==========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                       (In thousands, except share data)

                                                                         Six Months
                                                                       Ended June 30,
                                                              ----------------------------
                                                                     2001         2000
                                                                     ----         ----
Cash flows from operating activities:
  Net loss                                                      $  (106,976)    $ (61,804)
  Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                                      67,431        67,141
  Equity in loss of joint ventures                                        -           617
  Amortization of bond discount                                      12,121        20,635
  Loss on the sale of property and equipment, net                       333           195
  Changes in assets and liabilities:
  Accounts and notes receivable, net                                  2,752        (1,543)
  Inventories                                                         5,015       (18,651)
  Other assets                                                       (2,383)       11,881
  Accounts payable and accrued expenses                               6,257        (7,123)
  Income taxes payable                                                2,883        (1,820)
  Other long-term liabilities                                          (632)       (2,230)
                                                                -----------     ---------
  Net cash (used in) provided by operating activities               (13,199)        7,298
                                                                -----------     ---------

Cash flows from investing activities:
  Acquisitions of operating units, net of cash acquired                   -        (1,792)
  Purchases of property and equipment                               (18,520)      (32,699)
  Proceeds from the sale of property and equipment                      139         3,334
                                                                -----------     ---------
  Net cash used in investing activities                             (18,381)      (31,157)
                                                                -----------     ---------

Cash flows from financing activities:
  Proceeds from long-term debt, net of deferred financing cost            -        29,100
  Payments on long-term debt                                              -       (22,125)
  Rights offering cost                                                    -          (120)
  Payments of noncompete obligations                                   (118)         (193)
                                                                -----------     ---------
  Net cash (used in) provided by financing activities                  (118)        6,662
                                                                -----------     ---------
  Effect of exchange rates on cash                                    1,345        (2,432)
                                                                -----------     ---------
  Net decrease in cash                                              (30,353)      (19,629)
  Cash and cash equivalents at beginning of period                   48,555        35,743
                                                                -----------     ---------
  Cash and cash equivalents at end of period                    $    18,202     $  16,114
                                                                ===========     =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMF BOWLING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business Description - Organization and Restructuring

Organization

  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the December 31, 2000, 1999 and 1998 audited consolidated financial statements of AMF Bowling, Inc. ("AMF Bowling") and its subsidiaries (collectively, the "Company") presented in AMF Bowling's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the U.S. Securities and Exchange Commission (the "SEC"). The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.

  The Company is principally engaged in two business segments: (i) the ownership or operation of bowling centers, consisting of 400 U.S. bowling centers and 119 international bowling centers ("Bowling Centers"), as of June 30, 2001, and (ii) the manufacture and sale of bowling equipment such as automatic pinspotters, automatic scoring equipment, bowling pins, lanes, ball returns, certain spare parts, and the resale of allied products such as bowling balls, bags, shoes, and certain other spare parts ("Bowling Products"). The principal markets for bowling equipment are U.S. and international bowling center operators. The Company also manufactures and sells the PlayMaster, Highland and Renaissance brands of billiards tables, and owns the Michael Jordan Golf Company, which operates two golf practice ranges.

  AMF Bowling Worldwide, Inc. ("Bowling Worldwide") is a wholly owned, direct subsidiary of AMF Group Holdings Inc. ("AMF Group Holdings"). AMF Group Holdings is a wholly owned, direct subsidiary of AMF Bowling. Unless otherwise indicated, the term "Subsidiary Company" refers to AMF Group Holdings and its subsidiaries. AMF Bowling, AMF Group Holdings and Bowling Worldwide are Delaware corporations. AMF Bowling and AMF Group Holdings are holding companies. The principal assets in each are comprised of investments in subsidiaries. An investor group led by affiliates of Goldman, Sachs & Co. acquired the Company in 1996 (the "Acquisition").

Chapter 11

  General

  On July 30, 2001, AMF Bowling filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. AMF Bowling also remains in possession of its assets as a debtor-in-possession under the Bankruptcy Code ("BINC Chapter 11").

  On July 2, 2001 (the "Petition Date"), Bowling Worldwide, AMF Group Holdings, AMF Bowling Holdings Inc., AMF Bowling Products, Inc., AMF Bowling Centers Holdings Inc., AMF Worldwide Bowling Centers Holdings, Inc., AMF Bowling Centers, Inc., AMF Beverage Company of Oregon, Inc., AMF Beverage Company of W. Va., Inc., Bush River Corporation, King Louie Lenexa, Inc., 300, Inc., American Recreation Centers, Inc., Michael Jordan Golf Company, Inc., MJG-O'Hare, Inc., AMF Bowling Centers (Aust.) International Inc., AMF Bowling Centers (Hong Kong) International Inc., AMF Bowling Centers International Inc., AMF BCO-UK One, Inc., AMF BCO-UK Two, Inc., AMF BCO-France One, Inc., AMF BCO-France Two, Inc., AMF Bowling Centers Spain, Inc., AMF Bowling Mexico Holding Inc. and Boliches AMF, Inc. (collectively, the "Subsidiary Debtors") filed voluntary petitions for relief under Chapter 11 ("WINC Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). The Chapter 11 cases of the Subsidiary Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-61119-DHA. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, the Subsidiary Debtors continue to manage and operate their assets and businesses as debtors-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The non-U.S. subsidiaries of the Subsidiary Company did not file for relief under Chapter 11 of the Bankruptcy Code.

                        AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  The BINC Chapter 11 and WINC Chapter 11 are not being jointly administered.

  On August 31, 2001, the Subsidiary Debtors filed a proposed plan of reorganization and disclosure statement in the WINC Chapter 11. The proposed plan of reorganization was based on an enterprise value of $665 million for AMF Group Holdings and its subsidiaries and did not provide for any distribution to or recovery by AMF Bowling as the sole holder of the equity of AMF Group Holdings.

Reorganization Plan Procedures

  For 120 days after the Petition Date, the Subsidiary Debtors have the exclusive right to propose and file a reorganization plan with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders to any plan so filed (the "Exclusive Period"). The Bankruptcy Court may shorten or extend the Exclusive Period for cause shown and, as long as the Exclusive Period continues, no other party may file a reorganization plan. The Subsidiary Debtors have the exclusive right to propose and solicit acceptances of a plan of reorganization until October 30, 2001 and December 31, 2001, respectively. In addition, the Subsidiary Debtors may request an extension of the 120 day exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. If the Subsidiary Debtors fail to obtain confirmation of their proposed plan of reorganization, any party in interest, including a creditor, an equity security holder or a committee of creditors, following the expiration of the Exclusive Period, may file a reorganization plan for the Subsidiary Debtors. Although management filed a proposed reorganization plan during the Exclusive Period, there can be no assurance that the proposed reorganization plan will be confirmed by the Bankruptcy Court, or that such plan will be consummated.

  Under the Bankruptcy Code, the rights and treatment of prepetition creditors and equity security holders may be substantially altered. At this time it is not possible to predict the outcome of either the BINC Chapter 11 or the WINC Chapter 11 or the effect such Chapter 11 cases will have on the Subsidiary Debtors' businesses or their creditors. Notwithstanding the foregoing, management believes that AMF Bowling, as the sole equity security holder of AMF Group Holdings, will not receive any distribution under any reorganization plan in the WINC Chapter 11.

  Chapter 11 Financing and Other Matters

  On the Petition Date, the Bankruptcy Court authorized the Subsidiary Debtors to pay prepetition and postpetition employee wages, salaries, benefits and certain other employee obligations during their Chapter 11 cases. In addition, the Bankruptcy Court authorized the Subsidiary Debtors to pay certain prepetition obligations owed to critical trade creditors and contractors of the Subsidiary Debtors. The Bankruptcy Court also authorized the Subsidiary Debtors to continue various programs the Subsidiary Debtors maintain for the benefit of their bowling center and bowling products customers, including the honoring of league banking and customer deposits.

  On July 5, 2001, the Subsidiary Debtors obtained a Debtor-in-Possession Financing Facility (the "DIP Loan") from a syndicate of banks, including Citibank N.A., as Collateral Agent and Administrative Agent. The DIP Loan permits the Subsidiary Debtors to borrow up to $75 million from time to time for general corporate and business purposes, subject to satisfaction of drawing conditions, and the existence of no events of default, that are customary in such facilities. The DIP Loan is secured by a super-priority first lien on the Subsidiary Company's assets. The Bankruptcy Court approved the DIP Loan on August 8, 2001. The DIP Loan expires at the earlier of July 2, 2002 or confirmation by the Bankruptcy Court of a plan of reorganization for the Subsidiary Company. A copy of the Senior Secured Priming Debtor-in-Possession Credit Agreement, as amended, is filed as an Exhibit hereto and incorporated herein by reference.

  On August 3, 2001, the Subsidiary Company filed with the Bankruptcy Court its Schedules of Assets and Liabilities and Statement of Financial Affairs, which detail the assets and liabilities of the Subsidiary Debtors as of the Petition Date, as reflected on the Subsidiary Company's books and records. On July 5, 2001, the Bankruptcy Court set a bar date of September 24, 2001 after which the filing of proof of prepetition claims against the Subsidiary Debtors are no longer accepted. This bar date also applies to the holders of executory contracts and unexpired leases, whether or not the Subsidiary Debtors have assumed or rejected such executory contracts or unexpired leases in accordance with the Bankruptcy Code.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Although the Subsidiary Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining prior Bankruptcy Court approval. An official committee of unsecured creditors (the "Committee") has been formed by the United States Trustee. The Committee and various other parties in interest, including creditors holding prepetition claims, such as the Subsidiary Company's senior secured lenders (the "Lenders") and bondholders, have the right to appear and be heard on applications of the Debtors relating to business transactions.

  During the pendency of the WINC Chapter 11, no principal payments will be made under the Subsidiary Company's prepetition bank debt (the "Bank Debt") without prior Bankruptcy Court approval. On July 3, 2001, Bowling Worldwide, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders.

  On July 26, 2001, the Bankruptcy Court approved several components of the Subsidiary Company's Bonus, Severance and Retention Program for Certain Employees (the "Retention Program") to ensure the retention of employees who are actively involved in, and essential to, the Subsidiary Company's restructuring. As approved, the Retention Program consists of (1) employment retention agreements that provide to key managers under specified circumstances a retention bonus, as well as certain severance benefits if they are terminated under specified conditions; (2) a special bonus plan for selected employees not otherwise eligible for a bonus; (3) an executive retention plan for the Subsidiary Company's Chief Executive Officer and Chief Financial Officer promising to pay them under specified circumstances a retention bonus, and also promising certain severance benefits if their employment terminates under specified conditions; and (4) severance plans for specified employees not otherwise covered by agreements that provide severance benefits.

  At this time, it is not possible to predict the outcome, or the financial impact on the Company, of the WINC or the BINC Chapter 11. Notwithstanding the foregoing, management believes that AMF Bowling, as the sole equity security holder of AMF Group Holdings, will not receive any distribution under any reorganization plan in the WINC Chapter 11 and unsecured claims of AMF Bowling may be satisfied, if at all, at a fraction of their face value and the equity interests in AMF Bowling will have no value.

  The Subsidiary Company believes the DIP Loan and cash from operations should provide the Subsidiary Company with adequate liquidity to conduct its business during the WINC Chapter 11 proceedings, although no assurance can be given in this regard. The Subsidiary Company continues to evaluate its operations in light of current and projected operating conditions and the liquidity provided by the DIP Loan and until a plan of reorganization is approved, the Subsidiary Company's long-term liquidity, including the availability of an exit financing facility, and the adequacy of its capital resources cannot be determined.

  AMF Bowling has no assets or operations or source of capital other than from a distribution in the WINC Chapter 11 on account of its equity interest in AMF Group Holdings. Accordingly, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Basis of Financial Reporting

  The American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify pre-petition liabilities as those subject to compromise. Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amount for which those allowed claims may be settled. Revenue and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items. The Company's June 30, 2001 statements have not been adjusted to reflect the guidance in SOP 90-7 as the filing occurred subsequent to the date of the financial statements. The Company has not completed its assessment of the impact of SOP 90-7 on its financial statements.

  The Company's quarterly condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The BINC Chapter 11 and WINC Chapter 11, as well as related circumstances, including continued losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitability of operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. While under the protection of the WINC Chapter 11, the Subsidiary Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization will likely materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization.


Note 2.  Significant Accounting Policies

Basis of Presentation

  The condensed consolidated results of operations of the Company have been presented for the three months and six months ended June 30, 2001 and 2000, respectively. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. All dollar amounts are in thousands, except where otherwise indicated. See "Note 1. Business Description - Organization and Restructuring."

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill

     As a result of the Acquisition and subsequent purchases of bowling centers, and in accordance with the purchase method of accounting used in all the Company's acquisitions, the Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the dates of acquisition. Goodwill is being amortized over 40 years. Amortization expense related to goodwill was $5,209 and $10,425 for the three months and six months ended June 30, 2001 and $4,388 and $10,408 for the three months and six months ended June 30, 2000.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1,
2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company believes that in accordance with SOP 90-7, the majority of its goodwill will be eliminated in fresh start accounting. However, the Company has not completed the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

Income Taxes

     The Company files a consolidated federal income tax return. As of June 30, 2001, the Company had net operating losses of approximately $450.3 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 2000, for $210.3 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the six months ended June 30, 2001 and 2000 primarily reflects certain international taxes. The utilization of the net operating losses may be significantly limited by future events related to the reorganization of the Subsidiary Debtors and AMF Bowling.

Comprehensive Loss

     Comprehensive loss was $74,136 and $114,762 for the three months and six months, respectively, ended June 30, 2001, and $55,223 and $71,562 for the three months and six months, respectively, ended June 30, 2000. Accumulated other comprehensive loss consists of the foreign currency translation adjustment on the accompanying condensed consolidated balance sheets.


Note 3.   Inventories

     Inventories at June 30, 2001 and December 31, 2000, consisted of the following:

                                                                 June 30,            December 31,
                                                                    2001                  2000
                                                            --------------------- ---------------------
                                                                (unaudited)
      Bowling Products, at FIFO:
         Raw materials                                        $            9,381  $             13,142
         Work in progress                                                    713                   821
         Finished goods and spare parts                                   28,233                32,824
      Bowling Centers, at average cost:
         Merchandise and spare parts                                       8,735                 8,910
                                                            --------------------- ---------------------
                                                              $           47,062  $             55,697
                                                            ===================== =====================

                       AMF BOWLING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.   Property and Equipment

     Property and equipment at June 30, 2001 and December 31, 2000, consisted of the following:


                                                                    June 30,        December 31,
                                                                      2001              2000
                                                              ----------------- -----------------
                                                                  (unaudited)
    Land                                                          $    131,451     $     132,041
    Buildings and improvements                                         375,947           374,081
    Equipment, furniture and fixtures                                  620,821           623,096
    Other                                                                9,607             7,821
                                                              ----------------- -----------------
                                                                     1,137,826         1,137,039
    Less: accumulated depreciation and amortization                   (423,053)         (381,451)
                                                              ----------------- -----------------
                                                                  $    714,773     $     755,588
                                                              ================= =================

     Depreciation and amortization expense related to property and equipment was $25,185 and $51,571 for the three months and six months, respectively, ended June 30, 2001, and $26,355 and $51,125 for the three months and six months, respectively, ended June 30, 2000.


Note 5. Long-Term Debt

     As described in "Note 1. Business Description - Organization and Restructuring," on July 5, 2001, the Subsidiary Company obtained the DIP Loan from a syndicate of banks, including Citibank N.A., as Collateral Agent and Administrative Agent.

      As discussed in "Note 1. Business Description - Organization and Restructuring," on the Petition Date, the Subsidiary Debtors and, thereafter, AMF Bowling filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company's debt, classified as current at June 30, 2001 and December 31, 2000, consists of the following:

                                                              June 30,        December 31,
                                                                2001              2000
                                                         ----------------- -----------------
                                                            (unaudited)
    Bank debt                                               $     614,093    $      614,093
    Subsidiary senior subordinated notes                          250,000           250,000
    Subsidiary senior subordinated discount notes                 277,000           270,472
    Zero coupon convertible debentures                            165,939           178,876
    Mortgage and equipment notes                                    3,100             1,993
                                                         ----------------- -----------------
         Total debt                                         $   1,310,132    $    1,315,434
                                                         ================= =================

      The Bank Debt is governed by the Subsidiary Company's credit agreement dated as of May 1, 1996, as amended and restated (the "Credit Agreement") and provides for (i) senior secured term loan facilities aggregating $365.1 million (the "Term Facilities") and (ii) the Bank Facility of up to $255.0 million (together with the Term Facilities, the "Senior Facilities"). As of June 30, 2001, the Subsidiary Company had no available borrowing under the Bank Facility with $249.0 million outstanding and $8.4 million of standby and documentary letters of credit.

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     As a result of the default under the Credit Agreement that existed prior to the Petition Date, the Subsidiary Company paid interest to the Lenders at Citibank's customary base rate plus a margin ranging from 2.75% to 3.75% and a 2% increment for default interest rates from January 1, 2001 until the Petition Date. During the pendency of the Subsidiary Debtors' Chapter 11 cases, no principal payments will be made on the Bank Debt without prior Bankruptcy Court approval. On July 3, 2001, Bowling Worldwide, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders.

Refinancing Costs

     For the three months and six months ended June 30, 2001, the Company recorded $9.1 million and $13.1 million, respectively, of refinancing charges related to proposed restructuring of debt. The charges primarily included amounts paid for legal and advisory services and certain payments made in connection with employee retention programs. See "Note 1. Business Description - Organization and Restructuring" for a description of the refinancing activities.


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

     In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, Inc. ("AMF Bowling Products"), an indirect subsidiary of AMF Bowling, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 million to $4 million in damages relating to 38 NCPs purchased from AMF Bowling Products. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

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

     On July 2, 2001, Bowling Worldwide and certain of its subsidiaries, including AMF Bowling Products, filed petitions for relief under Chapter 11 of the Bankruptcy Code. On July 30, 2001 AMF Bowling, Inc. also filed a petition under Chapter 11. The filing of petitions for relief under the Bankruptcy Code stops the enforcement of judgements and the commencement or continuation of certain actions and proceedings. The effect of the stay outside of the United States is uncertain.

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers' compensation claims, and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. Certain of these litigations is subject to the automatic stay effected by the Chapter 11 filing. In management's opinion, these claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.


Note 7.  Business Segments

     The Company operates in two major lines of business: operating bowling centers ("Bowling Centers") and manufacturing bowling and related products ("Bowling Products"). Information concerning operations in these businesses for the three months ended June 30, 2001 and 2000, respectively, is presented below (in millions):

                                                                    Three Months Ended June 30, 2001
                                       -------------------------------------------------------------------------------------------
                                             Bowling Centers              Bowling Products
                                       ---------------------------  -----------------------------
                                                 Inter-     Sub-               Inter-      Sub-                  Elim-
                                        U.S.    national   total     U.S.     national    total    Corporate   inations    Total
                                        ----    --------   -----     ----     --------    -----    ---------   --------    -----
Revenue from unaffiliated customers    $ 96.9    $ 27.4  $  124.3   $  14.7   $   12.4   $  27.1    $     -     $    -   $  151.4
Intersegment sales                          -         -         -       3.8        2.2       6.0          -       (6.0)         -
Operating income (loss)                 (14.2)      0.5     (13.7)     (8.5)      (1.4)     (9.9)     (13.3)       0.6      (36.3)
Identifiable assets                     739.5     280.6   1,020.1     560.5       45.3     605.8        6.7        5.7    1,638.3
Depreciation and amortization            22.0       4.9      26.9       5.6        0.3       5.9        1.2       (0.5)      33.5
Capital expenditures                     10.1       3.0      13.1       0.5       (0.2)      0.3        0.1          -       13.5
Research and development expense            -         -         -         -          -         -          -          -          -

                                                                    Three Months Ended June 30, 2000
                                       ------------------------------------------------------------------------------------------
                                             Bowling Centers              Bowling Products
                                       ---------------------------  ----------------------------
                                                 Inter-     Sub-               Inter-      Sub-                  Elim-
                                        U.S.    national   total     U.S.     national    total    Corporate   inations    Total
                                        ----    --------   -----     ----     --------    -----    ---------   --------    -----
Revenue from unaffiliated customers    $ 98.2    $ 29.0  $  127.2   $  19.1   $   14.4   $  33.5    $     -     $    -   $  160.7
Intersegment sales                          -         -         -       3.3        1.7       5.0          -       (5.0)         -
Operating income (loss)                  (9.6)      2.4      (7.2)     (3.0)      (0.2)     (3.2)      (5.7)       0.3      (15.8)
Identifiable assets                     787.8     301.0   1,088.8     601.7       70.6     672.3       10.8        4.1    1,776.0
Depreciation and amortization            22.2       5.5      27.7       5.8        0.2       6.0        0.6       (0.5)      33.8
Capital expenditures                     14.6       2.6      17.2       2.3        0.1       2.4        0.4          -       20.0
Research and development expense            -         -         -         -          -         -          -          -          -

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Information concerning operations in these businesses for the six months ended June 30, 2001 and 2000, respectively, is presented below (in millions):


                                                                      Six Months Ended June 30, 2001
                                       -------------------------------------------------------------------------------------------
                                             Bowling Centers               Bowling Products
                                       ---------------------------   ----------------------------
                                                 Inter-      Sub-               Inter-      Sub-                  Elim-
                                        U.S.    national    total     U.S.     national    total    Corporate   inations    Total
                                        ----    --------    -----     ----     --------    -----    ---------   --------    -----
Revenue from unaffiliated customers   $ 242.6   $   55.8  $  298.4   $  26.5   $   32.2   $  58.7    $     -     $    -   $  357.1
Intersegment sales                          -          -         -       6.8        3.1       9.9          -       (9.9)         -
Operating income (loss)                  13.7        2.0      15.7     (15.7)      (1.5)    (17.2)     (20.9)       0.9      (21.5)
Identifiable assets                     739.5      280.6   1,020.1     560.5       45.3     605.8        6.7        5.7    1,638.3
Depreciation and amortization            44.1       10.4      54.5      11.7        0.5      12.2        1.5       (0.8)      67.4
Capital expenditures                     13.1        4.4      17.5       0.8        0.1       0.9        0.1          -       18.5
Research and development expense            -          -         -         -          -         -          -          -          -

                                                                      Six Months Ended June 30, 2000
                                       -------------------------------------------------------------------------------------------
                                             Bowling Centers               Bowling Products
                                       ---------------------------   ----------------------------
                                                 Inter-      Sub-               Inter-      Sub-                  Elim-
                                        U.S.    national    total     U.S.     national    total    Corporate   inations    Total
                                        ----    --------    -----     ----     --------    -----    ---------   --------    -----
Revenue from unaffiliated customers   $ 240.7   $   60.6  $  301.3   $  34.6   $   34.3   $  68.9    $     -    $     -   $  370.2
Intersegment sales                          -          -         -       6.0        2.0       8.0          -       (8.0)         -
Operating income (loss)                  17.7        5.7      23.4      (6.1)      (0.6)     (6.7)     (11.3)       0.7        6.1
Identifiable assets                     787.8      301.0   1,088.8     601.7       70.6     672.3       10.8        4.1    1,776.0
Depreciation and amortization            43.9       11.2      55.1      11.5        0.5      12.0        1.0       (0.9)      67.2
Capital expenditures                     21.9        5.3      27.2       4.7        0.1       4.8        0.7          -       32.7
Research and development expense            -          -         -       0.1          -       0.1          -          -        0.1


Note 8.  Condensed Consolidating Financial Statements

     Bowling Worldwide's 10 7/8% Series B Senior Subordinated Notes and 12 1/4% Series B Senior Subordinated Discount Notes are jointly and severally guaranteed on a full and unconditional basis by AMF Group Holdings and the U.S. subsidiaries of Bowling Worldwide (the "Guarantor Companies"). AMF Bowling and the non-U.S. subsidiaries of Bowling Worldwide have not provided guarantees of such indebtedness (the "Non-Guarantor Companies").

     The following condensed consolidating financial information presents: (i) the condensed consolidating balance sheet for the Guarantor Companies, the Non-Guarantor Companies and the Company as of June 30, 2001, and condensed consolidating statements of operations and cash flows for the Guarantor Companies, the Non-Guarantor Companies and the Company for the six months ended June 30, 2001 and (ii) elimination entries necessary to combine the entities comprising the Company.

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                      AMF BOWLING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              As of June 30, 2001
                                  (unaudited)
                                (in thousands)

                                                                          Non-
                                                        Guarantor       Guarantor
                                                        Companies       Companies       Eliminations      Consolidated
                                                        ---------       ---------       ------------      ------------
   Assets
   ------
Current assets:
   Cash and cash equivalents                          $     13,590    $      4,612     $           -      $     18,202
   Accounts and notes receivable, net
      of allowance for doubtful accounts                    41,837             705                 -            42,542
   Accounts receivable - intercompany                       14,420          21,634           (36,054)                -
   Inventories                                              45,743           1,319                 -            47,062
   Other current assets                                     14,893           4,502                 -            19,395
                                                      ------------    ------------     -------------      ------------
    Total current assets                                   130,483          32,772           (36,054)          127,201
Notes receivable - intercompany                             50,889           5,663           (56,552)                -
Property and equipment, net                                671,005          42,284             1,484           714,773
Investment in subsidiaries                                   8,046         347,472          (355,518)                -
Goodwill and other assets                                  775,212          21,121                 -           796,333
                                                      ------------    ------------     -------------      ------------
   Total assets                                       $  1,635,635    $    449,312     $    (446,640)     $  1,638,307
                                                      ============    ============     =============      ============
   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
   Accounts payable                                   $     17,019    $      5,016     $          35      $     22,070
   Accounts payable - intercompany                          21,634          14,420           (36,054)                -
   Accrued expenses                                        102,852          10,568                 -           113,420
   Current portion of long-term debt                     1,127,190         182,942                 -         1,310,132
                                                      ------------    ------------     -------------      ------------
    Total current liabilities                            1,268,695         212,946           (36,019)        1,445,622
Notes payable - intercompany                                 5,663          50,889           (56,552)                -
Other long-term liabilities                                  5,759           1,085                 -             6,844
                                                      ------------    ------------     -------------      ------------
   Total liabilities                                     1,280,117         264,920           (92,571)        1,452,466
                                                      ------------    ------------     -------------      ------------
Commitments and contingencies
Stockholders' equity:
   Common stock                                                  -             843                 -               843
   Paid-in capital                                       1,054,784         928,057        (1,052,811)          930,030
   Deficit                                                (662,886)       (708,128)          662,362          (708,652)
   Accumulated other comprehensive loss                    (36,380)        (36,380)           36,380           (36,380)
                                                      ------------    ------------     -------------      ------------
   Total stockholders' equity                              355,518         184,392          (354,069)          185,841
                                                      ------------    ------------     -------------      ------------
   Total liabilities and stockholders' equity         $  1,635,635    $    449,312     $    (446,640)     $  1,638,307
                                                      ============    ============     =============      ============

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                      AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Six Months Ended June 30, 2001
                                  (unaudited)
                                (in thousands)

                                                                              Non-
                                                          Guarantor        Guarantor
                                                          Companies        Companies     Eliminations     Consolidated
                                                         -----------     -----------     ------------     ------------
Operating revenue                                        $   325,645     $    32,421      $    (947)       $   357,119
                                                         -----------     -----------      ---------        -----------

Operating expenses:
   Cost of goods sold                                         74,469           3,427           (634)            77,262
   Bowling center operating expenses                         174,699          17,050           (313)           191,436
   Selling, general, and administrative expenses              23,690           5,062              -             28,752
   Restructuring charges                                         622               -              -                622
   Refinancing charges                                        12,894             213              -             13,107
   Depreciation and amortization                              62,949           4,544            (62)            67,431
                                                         -----------     -----------      ---------        -----------
     Total operating expenses                                349,323          30,296         (1,009)           378,610
                                                         -----------     -----------      ---------        -----------
Operating income (loss)                                      (23,678)          2,125             62            (21,491)
                                                         -----------     -----------      ---------        -----------
Nonoperating expenses (income):
   Interest expense                                           70,581           7,560              -             78,141
   Other expenses, net                                         3,283           2,176              -              5,459
   Interest income                                            (1,123)            (71)             -             (1,194)
   Equity in (income) loss of subsidiaries                      (633)         97,810        (97,177)                 -
                                                         -----------     -----------      ---------        -----------
Total nonoperating expenses                                   72,108         107,475        (97,177)            82,406
                                                         -----------     -----------      ---------        -----------

Loss before income taxes                                     (95,786)       (105,350)        97,239           (103,897)
Provision benefit for income taxes                             2,657             422              -              3,079
                                                         -----------     -----------      ---------        -----------
Net loss                                                 $   (98,443)    $  (105,772)     $  97,239        $  (106,976)
                                                         ===========     ===========      =========        ===========

                      AMF BOWLING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                      AMF BOWLING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 2001
                                  (unaudited)
                                (in thousands)

                                                                                    Non-
                                                                    Guarantor     Guarantor
                                                                    Companies     Companies        Eliminations   Consolidated
                                                                   ------------ ---------------   -------------   -------------
  Cash flows from operating activities:
     Net loss                                                        $  (98,443)  $    (105,772)   $     97,239    $ (106,976)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                      62,949           4,544             (62)       67,431
      Amortization of bond discount                                       5,845           6,276               -        12,121
      Equity in income of subsidiaries                                     (633)         97,810         (97,177)            -
      Loss on the sale of property and equipment, net                       333               -               -           333
      Changes in assets and liabilities:
      Accounts and notes receivable                                       2,883            (131)              -         2,752
      Receivables and payables - affiliates                               2,149          (2,149)              -             -
      Inventories                                                         4,948              67               -         5,015
      Other assets                                                         (751)         (1,632)              -        (2,383)
      Accounts payable and accrued expenses                               6,518            (261)              -         6,257
      Income taxes payable                                                2,917             (34)              -         2,883
      Other long-term liabilities                                          (449)           (183)              -          (632)
                                                                   ------------ ---------------   -------------   -----------
     Net cash used in operating activities                              (11,734)         (1,465)              -       (13,199)
                                                                   ------------ ---------------   -------------   -----------
  Cash flows from investing activities:
     Purchases of property and equipment                                (16,297)         (2,223)              -       (18,520)
     Proceeds from sale of property and equipment                           139               -               -           139
                                                                   ------------ ---------------   -------------   -----------
      Net cash used in investing activities                             (16,158)         (2,223)              -       (18,381)
                                                                   ------------ ---------------   -------------   -----------

  Cash flows from financing activities:
     Payments of noncompete obligations                                    (118)              -               -          (118)
                                                                   ------------ ---------------   -------------   -----------
      Net cash used in financing activities                                (118)              -               -          (118)
                                                                   ------------ ---------------   -------------   -----------
      Effect of exchange rates on cash                                    4,969          (3,624)              -         1,345
                                                                   ------------ ---------------   -------------   -----------
      Net decrease in cash                                              (23,041)         (7,312)              -       (30,353)
      Cash and cash equivalents at beginning of period                   36,631          11,924               -        48,555
                                                                   ------------ ---------------   -------------   -----------
      Cash and cash equivalents at end of period                     $   13,590   $       4,612    $          -    $   18,202
                                                                   ============ ===============   =============   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Certain matters discussed in this report contain forward-looking statements, which are statements other than historical information or statements of current condition. Statements set forth in this report or statements incorporated by reference from documents filed with the SEC are or may be forward-looking statements, including possible or assumed future results of the operations of the Company, including but not limited to (a) any statements contained in this report concerning: (i) timing, execution and results of the Company's Chapter 11 proceeding and reorganization plan, (ii) the Company's ability to generate cash flow to service its indebtedness and meet its debt payment obligations, (iii) the results of the Company's plans to improve its bowling centers operations,
(iv) the results of the Company's efforts to improve the Bowling Products business, (v) the ability of the Company's management to execute the Company's strategies, (vi) the results of operations and initiatives engaged in with respect to the Company's Bowling Products and Bowling Centers businesses, (vii) the results of the Company's employee incentive and retention efforts, (viii) the outcome of existing or potential litigation, (ix) the amounts of capital expenditures needed to maintain or improve the Company's bowling centers and (b) any statements preceded by, followed by or including the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions and (c) other statements contained or incorporated in this report regarding matters that are not historical facts.

  These forward-looking statements relate to the plans and objectives of the Company or future operations. In light of the risks and uncertainties inherent in all future projections and the Company's financial position, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including: (i) the ability of the Subsidiary Company to continue operating as a going concern and successfully emerge from Chapter 11 pursuant to a feasible reorganization plan that provides for a distribution to or recovery by the Company, (ii) the timing, execution and results of the Company's reorganization plan, (iii) the Subsidiary Company's ability, and the ability of its management team, to carry out the Company's business strategies, (iv) the Company's ability to sell bowling equipment in light of the uncertainty surrounding the Company's financial position, (v) the continuation of adverse financial results and substantial competition in the Company's Bowling Products business, (vi) the Company's ability to retain and attract experienced bowling center management and other key management personnel, (vii) the Company's ability to successfully implement initiatives designed to improve and retain customer traffic in its bowling centers, (viii) the Company's ability to attract and retain league bowlers in its bowling centers, (ix) the risk of adverse political acts or developments in the Company's international markets, (x) fluctuations in foreign currency exchange rates , (xi) continued or increased competition, (xii) the popularity of bowling, (xiii) the decline in general economic conditions, (xiv) adverse judgments in pending or future litigation and (xv) increases in interest rates.

  The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included elsewhere in this report. AMF Bowling, Inc. ("AMF Bowling") undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Chapter 11

  General

  On July 30, 2001, AMF Bowling filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. AMF Bowling also remains in possession of its assets as a debtor-in-possession under the Bankruptcy Code ("BINC Chapter 11").

  On July 2, 2001 (the "Petition Date"), Bowling Worldwide, AMF Group Holdings, AMF Bowling Holdings Inc., AMF Bowling Products, Inc., AMF Bowling Centers Holdings Inc., AMF Worldwide Bowling Centers Holdings, Inc., AMF Bowling Centers, Inc., AMF Beverage Company of Oregon, Inc., AMF Beverage Company of W. Va., Inc., Bush River Corporation, King Louie Lenexa, Inc., 300, Inc., American Recreation Centers, Inc., Michael Jordan Golf Company, Inc., MJG-O'Hare, Inc., AMF Bowling Centers (Aust.) International Inc., AMF Bowling Centers (Hong Kong) International Inc., AMF Bowling Centers International Inc., AMF BCO-UK One, Inc., AMF BCO-UK Two, Inc., AMF BCO-France One, Inc., AMF BCO-France Two, Inc., AMF Bowling Centers Spain, Inc., AMF Bowling Mexico Holding Inc. and Boliches AMF, Inc. (collectively, the "Subsidiary Debtors") filed voluntary petitions for relief under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). The Chapter 11 cases of the Subsidiary Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-61119-DHA. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, the Subsidiary Debtors continue to manage and operate their assets and businesses as debtors-in-possession pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The non-U.S. subsidiaries of the Subsidiary Company did not file for relief under Chapter 11 of the Bankruptcy Code.

  The BINC Chapter 11 and the WINC Chapter 11 are not being jointly administered.

  On August 31, 2001, the Subsidiary Debtors filed a proposed plan of reorganization and disclosure statement in the WINC Chapter 11. The proposed plan of reorganization was based on an enterprise value of $665 million for AMF Group Holdings and its subsidiaries and did not provide for any distribution to or recovery by AMF Bowling as the sole holder of the equity of AMF Group Holdings.

  Reorganization Plan Procedures

  For 120 days after the Petition Date, the Subsidiary Debtors have the exclusive right to propose and file a reorganization plan with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders to any plan so filed (the "Exclusive Period"). The Bankruptcy Court may shorten or extend the Exclusive Period for cause shown, and, as long as the Exclusive Period continues, no other party may file a reorganization plan. The Subsidiary Debtors have the exclusive right to propose and solicit acceptances of a plan of reorganization until October 30, 2001 and December 31, 2001, respectively. In addition, the Subsidiary Debtors may request an extension of the 120 day exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. If the Subsidiary Debtors fail to obtain confirmation of their proposed plan of reorganization, any party in interest, including a creditor, an equity security holder or a committee of creditors, following the expiration of the Exclusive Period, may file a reorganization plan for the Subsidiary Debtors. Although management expects to file a reorganization plan during the Exclusive Period, there can be no assurance that the reorganization plan proposed by the Subsidiary Debtors will be confirmed by the Bankruptcy Court, or that such plan will be consummated.

  Under the Bankruptcy Code, the rights and treatment of prepetition creditors and equity security holders may be substantially altered. At this time it is not possible to predict the outcome of either of the BINC Chapter 11 or the WINC Chapter 11 or the effect the Chapter 11 cases will have on the Subsidiary Debtors' businesses or their creditors. Notwithstanding the foregoing, management believes that AMF Bowling, as the sole equity security holder of AMF Group Holdings, will not receive any distribution under any reorganization plan in the WINC Chapter 11.

  Chapter 11 Financing and Other Matters

  On the Petition Date, the Bankruptcy Court authorized the Subsidiary Debtors to pay prepetition and postpetition employee wages, salaries, benefits and certain other employee obligations during the WINC Chapter 11. In addition, the Bankruptcy Court authorized the Subsidiary Debtors to pay certain prepetition obligations owed to critical trade creditors and contractors of the Subsidiary Debtors. The Bankruptcy Court also authorized the Subsidiary Debtors to continue various programs the Subsidiary Debtors maintain for the benefit of their bowling center and bowling products customers, including the honoring of league banking and customer deposits.

  On July 5, 2001, the Subsidiary Debtors obtained a Debtor-in-Possession Financing Facility (the "DIP Loan") from a syndicate of banks, including Citibank N.A., as Collateral Agent and Administrative Agent. The DIP Loan permits the Debtors to borrow up to $75 million from time to time for general corporate and business purposes, subject to satisfaction of drawing conditions, and the existence of no events of default, that are customary in such facilities. The DIP Loan is secured by a super-priority first lien on the Subsidiary Company's assets. The Bankruptcy Court approved the DIP Loan on August 8, 2001. The DIP Loan expires at the earlier of July 2, 2002 or confirmation by the Bankruptcy Court of a plan of reorganization for the Subsidiary Company. A copy of the Senior Secured Priming Debtor-in-Possession Credit Agreement, as amended, is filed as an Exhibit hereto and incorporated herein by reference.

  On August 3, 2001, the Subsidiary Company filed with the Bankruptcy Court its Schedules of Assets and Liabilities and Statement of Financial Affairs, which detail the assets and liabilities of the Subsidiary Debtors as of the Petition Date, as reflected on the Subsidiary Company's books and records. On July 5, 2001, the Bankruptcy Court set a bar date of September 24, 2001 after which the filing of proof of prepetition claims against the Subsidiary Debtors are no longer accepted. This bar date also applies to the holders of executory contracts and unexpired leases, whether or not the Subsidiary Debtors have assumed or rejected such executory contracts or unexpired leases in accordance with the Bankruptcy Code.

  Although the Subsidiary Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining prior Bankruptcy Court approval. An official committee of unsecured creditors (the "Committee") has been formed by the United States Trustee. The Committee and various other parties in interest, including creditors holding prepetition claims, such as the Subsidiary Company's senior secured lenders (the "Lenders") and bondholders, have the right to appear and be heard on applications of the Subsidiary Debtors relating to business transactions.

  During the pendency of these Chapter 11 cases, no principal payments will be made under the Subsidiary Company's prepetition bank debt (the "Bank Debt") without prior Bankruptcy Court approval. On July 3, 2001, Bowling Worldwide, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders.

  On July 26, 2001, the Bankruptcy Court approved several components of the Subsidiary Company's Bonus, Severance and Retention Program for Certain Employees (the "Retention Program") to ensure the retention of employees who are actively involved in, and essential to, the Subsidiary Company's restructuring. As approved, the Retention Program consists of (1) employment retention agreements that provide to key managers under specified circumstances a retention bonus, as well as certain severance benefits if they are terminated under specified conditions; (2) a special bonus plan for selected employees not otherwise eligible for a bonus; (3) an executive retention plan for the Subsidiary Company's Chief Executive Officer and Chief Financial Officer promising to pay them under specified circumstances a retention bonus, and also promising certain severance benefits if their employment terminates under specified conditions; and (4) severance plans for specified employees not otherwise covered by agreements that provide severance benefits.

  At this time, it is not possible to predict the outcome, or the financial impact on the Company, of the WINC Chapter 11 or the BINC Chapter 11. Notwithstanding the foregoing, management believes that AMF Bowling, as the sole equity holder of AMF Group Holdings, will not receive any distribution under any reorganization plan in the WINC Chapter 11. Unsecured claims may be satisfied at a fraction of their face value and the equity interests in the Company may have no value.

  The Subsidiary Company believes the DIP Loan and cash from operations should provide the Subsidiary Company with adequate liquidity to conduct its business during the Chapter 11 proceedings, although no assurance can be given in this regard. The Subsidiary Company continues to evaluate its operations in light of current and projected operating conditions and the liquidity provided by the DIP Loan and until a plan of reorganization is approved, the Subsidiary Company's long-term liquidity, including the availability of an exit financing facility, and the adequacy of its capital resources cannot be determined.

     AMF Bowling has no assets or operations or source of capital other than from a distribution in the WINC Chapter 11 on account of its equity interest in AMF Group Holdings. Accordingly, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

Background

     This discussion should be read in conjunction with the information contained under "Selected Financial Data" and in AMF Bowling's Condensed Consolidated financial Statements and the notes thereto included elsewhere herein. See also "Note 1, Business Description - Organization and Restructuring" in the Notes to the Condensed Consolidated Financial Statements.

     To facilitate a meaningful year to year comparison, in addition to discussing the consolidated results of the Company's operations, certain portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss results of Bowling Centers and Bowling Products separately.

     The results of operations of Bowling Centers, Bowling Products and the consolidated group of companies are set forth below. The business segment results presented below are before intersegment eliminations since the Company's management believes that this provides a more accurate comparison of performance by segment from year to year. The intersegment eliminations are not material. Interest expense is presented on a gross basis. The comparative results of Bowling Centers for the first six months of 2001 versus, 2000 reflect the closing of 8 centers in 2001.

Basis of Financial Reporting

     The American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires that the balance sheet separately classify pre-petition liabilities as those subject to compromise. Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amount for which those allowed claims may be settled, Revenue and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items. The Company's June 30, 2001 statements have not been adjusted to reflect the guidance in SOP 90-7 as the filing occurred subsequent to the date of the financial statements. The Company has not completed its assessment of the impact of SOP 90-7 on its financial statements.

     The Company's quarterly condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The WINC Chapter 11 and related circumstances along with continued losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitability of operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Company's current circumstances, however, such realization of assets and liquidation of liabilities are uncertain. While under the protection of Chapter 11, the Subsidiary Debtors may sells or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization will likely materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts and reclassifications of liabilities that might be necessary as a consequence of a plan of reorganization.

                               AMF BOWLING, INC.
                            Selected Financial Data
                                  (unaudited)
                           (in millions of dollars)

                                                                           Three Months                    Six Months
                                                                           Ended June 30,                 Ended June 30,
                                                                    --------------------------     --------------------------
                                                                      2001           2000             2001           2000
                                                                      ----           ----             ----           ----
Bowling Centers (before intersegment eliminations)
---------------
Operating revenue                                                   $   124.3      $   127.2       $    298.4      $    301.3
                                                                    --------------------------     --------------------------
Cost of goods sold                                                       13.0           13.5             29.7            30.8
Bowling center operating expenses (a)                                    94.8           91.5            192.5           188.5
Selling, general, and administrative expenses                             2.1            1.7              4.0             3.5
Restructuring charges                                                       -              -                -               -
Refinancing charges                                                       1.2              -              2.0               -
Depreciation and amortization                                            26.9           27.7             54.5            55.1
                                                                    --------------------------     --------------------------
Operating income (loss)                                             $   (13.7)     $    (7.2)      $     15.7      $     23.4
                                                                    ==========================     ==========================
Bowling Products (before intersegment eliminations)
----------------
Operating revenue                                                   $    33.1      $    38.5       $     68.6      $     76.9
Cost of goods sold (b)                                                   27.0           28.1             56.5            57.1
                                                                    --------------------------     --------------------------
Gross profit                                                              6.1           10.4             12.1            19.8
Selling, general, and administrative expenses (c)                         9.5            7.6             16.3            14.5
Restructuring charges                                                     0.2              -              0.2               -
Refinancing charges                                                       0.4              -              0.6               -
Depreciation and amortization                                             5.9            6.0             12.2            12.0
                                                                    --------------------------     --------------------------
Operating loss                                                      $    (9.9)     $    (3.2)      $    (17.2)     $     (6.7)
                                                                    ==========================     ==========================
Consolidated
------------
Operating revenue                                                   $   151.4      $   160.7       $    357.1      $    370.2
                                                                    --------------------------     --------------------------
Cost of goods sold (b)                                                   34.7           37.2             77.3            80.6
Bowling center operating expenses (a)                                    94.0           91.1            191.4           188.0
Selling, general, and administrative expenses (c)                        15.8           14.4             28.8            28.3
Restructuring charges                                                     0.6              -              0.6               -
Refinancing charges                                                       9.1              -             13.1               -
Depreciation and amortization                                            33.5           33.8             67.4            67.2
                                                                    --------------------------     --------------------------
Operating income (loss)                                                 (36.3)         (15.8)           (21.5)            6.1
Interest expense, gross                                                  36.9           32.1             78.1            64.1
Other expense, net                                                        0.4            1.8              4.3             1.1
                                                                    --------------------------     --------------------------
Loss before income taxes                                                (73.6)         (49.7)          (103.9)          (59.1)
Provision for income taxes                                                0.4            1.0              3.1             2.1
                                                                    --------------------------     --------------------------
Net loss before equity in loss of joint ventures                        (74.0)         (50.7)          (107.0)          (61.2)
Equity in loss of joint ventures                                            -           (0.5)               -            (0.6)
                                                                    --------------------------     --------------------------
Net loss                                                            $   (74.0)     $   (51.2)      $   (107.0)     $    (61.8)
                                                                    ==========================     ==========================
Selected Data:
--------------
   EBITDA (d)
     Bowling Centers                                                $    14.4      $    20.5       $     72.2      $     78.5
     Bowling Products                                               $    (3.4)     $     2.8       $     (4.2)     $      5.3

   EBITDA margin (e)
     Bowling Centers                                                     11.6%          16.1%            24.2%           26.1%
     Bowling Products                                                   -10.3%           7.3%            -6.1%            6.9%

_________________________________________________________
(a) Results for the three and six months ended June 30, 2001 include $4.5 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001.
(b) Results for the three and six months ended June 30, 2001 include $0.4 million recorded for prepetition expenses incurred but not yet invoiced as of June 30, 2001.
(c) Results for the three and six months ended June 30, 2001 include $0.1 million and $0.2 million recorded by Bowling Products and Corporate, respectively, for prepetition expenses incurred but not yet invoiced as of June 30, 2001.
(d) EBITDA represents operating income before depreciation, amortization, restructuring and refinancing charges.
(e) Represents EBITDA as a percentage of operating revenues.

Bowling Centers

  The Bowling Centers results shown in "Selected Financial Data" reflect both U.S. and international bowling centers operations. To facilitate a meaningful comparison, the constant center results discussed below reflect the results of 499 centers that had been in operation one full fiscal year as of December 31, 2000. Bowling Centers derives its revenue from three principal sources: (i) bowling, (ii) food and beverage and (iii) other sources, such as shoe rental, amusement games, billiards and pro shops. For the six months ended June 30, 2001, bowling, food and beverage and other revenue represented 58.4%, 27.5% and 14.1% of total Bowling Centers revenue, respectively. For the six months ended June 30, 2000, bowling, food and beverage and other revenue represented 58.2%, 27.5% and 14.3% of total Bowling Centers revenue, respectively.

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

  Bowling Centers operating revenue decreased $2.8 million, or 2.2%, compared with prior year. A decrease of $0.4 million, or 0.4%, was attributable to U.S. constant centers, primarily as a result of lower lineage offset by price increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic in the second quarter of 2001. International constant centers operating revenue decreased $2.7 million, or 9.5%, in part due to unfavorable currency translation of results. On a constant currency basis, international constant centers operating revenue would have been $0.3 million lower compared with prior year. Total operating revenue increased by $1.0 million attributable to four newly acquired U.S. centers and increased by $1.4 million attributable to thirteen joint venture centers, which were previously 50% owned, acquired in December 2000 and two newly constructed centers in Australia. A decrease of $2.1 million in total operating revenue was attributable to nine centers that were closed since June 30, 2000.

  Cost of goods sold decreased $0.5 million, or 3.9%, primarily as a result of closing centers.

  Operating expenses increased $3.3 million, or 3.7%. An increase of $5.0 million was attributable to constant centers and an increase of $2.2 million was attributable to new centers. A decrease of $1.1 million was attributable to lower regional, district and support staff operations expenses and a decrease of $2.8 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 76.2% for the second quarter of 2001 compared with 71.9% for the second quarter of 2000. Operating expenses in the second quarter of 2001 reflect an additional accrual of approximately $4.5 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

  Selling, general and administrative expenses increased $0.4 million, or 23.6%, compared with the same period in 2000, primarily as a result of higher international constant centers costs.

  EBITDA decreased $6.0 million, or 29.3%. EBITDA margin for the second quarter of 2001 was 11.6% compared with 16.1% for the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Bowling Centers operating revenue decreased $2.8 million compared with prior year. An increase of $4.6 million, or 2.0%, was attributable to U.S. constant centers, primarily as a result of price increases in open play revenue, and food and beverage and ancillary revenue associated with open play traffic in the first six months of 2001 which offset lower lineage. International constant centers operating revenue decreased $6.6 million, or 11.0%, in part due to unfavorable currency translation of results. On a constant currency basis, international constant centers operating revenue would have been $0.3 million lower compared with prior year. Total operating revenue increased by $2.7 million attributable to four newly acquired U.S. centers and increased by $2.9 million attributable to thirteen joint venture centers, which were previously 50% owned, acquired in December 2000 and two newly constructed centers in Australia. A decrease of $6.4 million in total operating revenue was attributable to nine centers that were closed since June 30, 2000.

  Cost of goods sold decreased $1.1 million, or 3.6%, primarily as a result of closing centers.

  Operating expenses increased $4.0 million, or 2.1%. An increase of $7.5 million was attributable to constant centers and an increase of $4.3 million was attributable to new centers. A decrease of $1.9 million was attributable to lower regional, district and support staff operations expenses and a decrease of $5.9 million was attributable to closed centers. As a percentage of its revenue, Bowling Centers operating expenses were 64.5% for the first six months of 2001 compared with 62.6% for the first six months of 2000. Operating expenses in the second quarter of 2001 reflect an additional accrual of approximately $4.5 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

  Selling, general and administrative expenses increased $0.6 million, or 17.1%, compared with the same period in 2000, primarily as a result of higher international constant centers costs.

  EBITDA decreased $6.3 million, or 8.0%. EBITDA margin for the first six months of 2001 was 24.2% compared with 26.1% for the first six months of 2000.

Bowling Products

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

  Bowling Products operating revenue includes sales of New Center Packages and Modernization and Consumer Products) decreased $5.4 million, or 14.0%. Revenue from sales of New Center Packages ("NCPs", which include all the equipment necessary to outfit a new bowling center or expand an existing bowling center) decreased $6.4 million, or 52.5%, primarily as a result of decreased sales to Asia, Europe and distributors. Modernization and Consumer Products (which include modernization equipment, supplies, spare parts and consumable products) revenue increased $1.0 million, or 3.8%, primarily as a result of increased sales to North America.

  Gross profit decreased $4.3 million, or 41.3%, primarily as a result of decreased sales volume and unabsorbed manufacturing variances. Cost of sales in the second quarter of 2001 reflect an additional accrual of approximately $0.4 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

  Selling, general and administrative expenses increased $1.9 million, or 25.0%. Selling, general and administrative expenses in the second quarter of 2001 reflect an additional accrual of approximately $0.1 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

  EBITDA was $(3.4) million in the second quarter of 2001 compared with $2.8 million in the second quarter of 2000. The negative EBITDA margin in the second quarter of 2001 compared with 7.3% in the second quarter of 2000, primarily as a result of the decrease in sales and gross profit.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Bowling Products operating revenue decreased $8.3 million, or 10.8%. Revenue from sales of NCPs decreased $1.5 million, or 6.3%, primarily as a result of decreased sales to distributors. Modernization and Consumer Products revenue decreased $6.8 million, or 12.8%, primarily as a result of decreased sales to Asia, Europe and North America.

  Gross profit decreased $7.7 million, or 38.9%, primarily as a result of decreased sales volume and unabsorbed manufacturing variances. Cost of sales in the second quarter of 2001 reflect an additional accrual of approximately $0.4 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

  Selling, general and administrative expenses increased $1.8 million, or 12.4%. Selling, general and administrative expenses in the second quarter of 2001 reflect an additional accrual of approximately $0.1 million recorded for pre-petition expenses incurred but not yet invoiced as of June 30, 2001.

  EBITDA was $(4.2) million in the first six months of 2001 compared with $5.3 million in the first six months of 2000. The negative EBITDA margin in the first six months of 2001 compared with 6.9% in the first six months of 2000, primarily as a result of the decrease in sales and gross profit.

Consolidated

Depreciation and Amortization

  Depreciation and amortization decreased $0.3 million, or 0.9%, in the second quarter of 2001, and increased $0.2 million, or 0.3%, in the six months ended June 30, 2001. This decrease was primarily a result of the impact of foreign currency exchange rates which reduced the U.S. dollar amount of depreciation of foreign assets.

Interest Expense

  Gross interest expense increased $4.8 million, or 15.0%, in the second quarter of 2001 and $14.0 million, or 21.8%, in the six months ended June 30, 2001. Interest incurred on Bank Debt increased primarily due to higher average borrowing rates. As a result of the default under the Credit Agreement that existed prior to the Petition Date, the Company paid interest to the Lenders at Citibank's customary base rate plus a margin ranging from 2.75% to 3.75% and a 2% increment for default interest rates until the Petition Date. See "-- Liquidity" and "--Capital Resources" for further discussion of the Bank Debt. Non-cash bond interest amortization totaled $2.8 million and $12.1 million for the quarter and six months ended June 30, 2001, respectively, compared with $10.5 million and $20.6 for the quarter and six months ended June 30, 2000, respectively. Bowling Worldwide's 12 1/4% Series B Senior Subordinated Discount Notes (the "Senior Subordinated Discount Notes") began to accrue cash interest on March 16, 2001.

Income Taxes

  The Company files a consolidated federal income tax return. As of June 30, 2001, the Company had net operating losses of approximately $450.3 million and foreign tax credits of $11.5 million that will carry over to future years to offset U.S. income taxes. The foreign tax credits will begin to expire in the fiscal year 2001 and the net operating losses will begin to expire in the fiscal year 2011. The Company has recorded a valuation reserve, as of December 31, 2000, for $210.3 million related to net operating losses, foreign tax credits and other deferred tax assets that the Company may not utilize prior to their expirations. The tax provision recorded for the quarter and six months ended June 30, 2001 and 2000 primarily reflects certain international taxes. The utilization of the net operating losses may be significantly limited by future events related to the reorganization of the Subsidiary Debtors and AMF Bowling.

Net Loss

  Net loss in the second quarter and six months ended June 30, 2001 totaled $74.0 million and $107.0 million, respectively, compared with a net loss of $51.2 million and $61.8 million in the second quarter and six months ended June 30, 2000, respectively. In addition to the impact of changes in EBITDA, depreciation, interest and taxes discussed above, the Company recorded $0.5 million and $0.6 million in equity in loss of joint ventures in the second quarter and six months, respectively, ended June 30, 2000. Additionally, the Company recorded other expense of $0.4 million and $4.3 million in the first quarter and six months ended June 30, 2001, respectively, primarily related to foreign exchange losses compared with other expense of $1.8 million and $1.1 million in the first quarter and the six months ended June 30, 2000, respectively.

Liquidity - Capital Resources - Capital Expenditures

  General

  As discussed in "Note 1. Business Description - Organization and Restructuring," on the Petition Date, the Subsidiary Debtors and, thereafter, AMF Bowling filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Subsidiary Debtors will continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court.

  On August 8, 2001, the Bankruptcy Court approved a $75 million DIP Loan. Subject to compliance with certain conditions that are customary in revolving credit facilities such as this, the DIP Loan is generally available to be drawn on by the Subsidiary Company for its general corporate and business needs. The DIP Loan expires at the earlier of July 2, 2002 or confirmation of a plan of reorganization by the Bankruptcy Court. As of August 22, 2001, the outstanding debt under this facility was approximately

$5.0 million. See Note 1. "Business Description - Organization and Restructuring" for further discussion of the DIP Loan.

  The Subsidiary Company believes that cash on hand, amounts available under the DIP Loan and cash from operations will enable the Subsidiary Company to meet its current liquidity and capital expenditure requirements during the Chapter 11 cases, although no assurances can be given in this regard. Until a plan of reorganization is approved, the Subsidiary Company's long-term liquidity, including the availability and terms of an exit financing facility, and the adequacy of its capital resources cannot be determined.

  AMF Bowling has no assets or operations or source of capital other than from a distribution in the WINC Chapter 11 on account of its equity interest in AMF Group Holdings. Accordingly, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above.

  Liquidity

  Working capital on June 30, 2001 was $(1,318.4) million compared with $(1,284.1) million on December 31, 2000, a decrease of $34.3 million. Prior to the Petition Date, Bowling Worldwide was in default under the Credit Agreement, its Senior Subordinated Discount Notes and its 10 7/8% Series B Senior Subordinated Notes (the "Senior Subordinated Notes"). As a result of such defaults, the Company's debt and the Subsidiary Company's debt has been reclassified as current. Decreases in working capital were attributable to a decrease of $8.6 million in inventory, a decrease if $0.5 million in accounts receivable, an increase of $6.7 million in accounts payable and accrued expenses and a decrease of $30.4 million in cash. These decreases in working capital were partially offset by an increase in working capital attributable to an increase of $6.6 million in other current assets and a decrease of $5.3 million in current portion of long-term debt.

  Net cash used by operating activities was $13.2 million for the six months ended June 30, 2001 compared with net cash provided of $7.3 million for the six months ended June 30, 2000, a difference of $20.5 million. A decrease of $45.2 million was attributable to a net loss of $107.0 million recorded in the first six months of 2001 compared with a net loss of $61.8 million in the same period in 2000, a decrease of $0.6 million was due to lower loss in equity of joint ventures, a decrease of $14.3 million was attributable to increased levels of other assets and a decrease of $8.5 million was due to lower levels of bond amortization. These decreases were partially offset by an increase of $23.7 million attributable to lower levels of inventory, an increase of $4.7 million attributable to changes in income taxes payable, an increase of $13.4 million attributable to changes in accounts payable and accrued expenses, an increase $4.4 million attributable to decreased levels of accounts receivable and an increase of $1.6 million attributable to changes in other operating activities and an increase of $0.3 million was attributable to higher levels of depreciation and amortization.

  Net cash used in investing activities was $18.4 million for the six months ended June 30, 2001 compared with $31.2 million for the six months ended June 30, 2000, a difference of $12.8 million. Purchases of property and equipment decreased by $14.2 million in 2001. Proceeds from the sale of property and equipment decreased $3.2 million in 2001. Acquisitions of operating units, net of cash acquired decreased $1.8 million. See "--Capital Expenditures" for additional discussion of purchases of property and equipment.

  Net cash used in financing activities was $0.1 million for the six months ended June 30, 2001 compared with net cash provided of $6.7 million for the six months ended June 30, 2000, a difference of $6.8 million. Proceeds from long-term debt decreased $29.1 million. Payments on long-term debt decreased $22.1 million. For the six months ended June 30, 2000, the Company made $17.1 million of scheduled principal payments under the Term Facilities and $5.0 million of unscheduled principal payments under the Bank Facility. The Subsidiary Company made no principal payments under the Term Facilities or Bank Facility for the six months ended June 30, 2001. See "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements and "--Capital Resources."

  As a result of the aforementioned, cash decreased by $30.4 million for the six months ended June 30, 2001 compared with a decrease of $19.6 million for the six months ended June 30, 2000.

  Capital Resources

  The Subsidiary Company's total indebtedness is primarily a result of the financing of the Acquisition and the Company's bowling center acquisition program. At June 30, 2001, the Subsidiary Company's debt consisted of $614.1 million of borrowings under the Credit Agreement, a mortgage in principal amount of $2.0 million and a capital lease in the principal amount of $1.1 million (collectively, the "Senior Debt"), $250.0 million of Bowling Worldwide's Senior Subordinated Notes, $277.0 million of Senior Subordinated Discount Notes and $165.9 million of AMF Bowling's zero coupon convertible debentures due 2018.

  As of June 30, 2001, the Subsidiary Company had no available borrowing capacity under the Credit Agreement with $249.0 million outstanding and $8.4 million of standby and documentary letters of credit. See "Note 1. Business Description--Organization and Restructuring" and "Note 5. Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

  During the first six months of 2001, the Subsidiary Company funded its cash needs through cash flows from operations. AMF Bowling and Bowling Worldwide incurred cash interest expense of $64.1 million in 2001, including $13.6 million on the Senior Subordinated Notes due on March 15, 2001 and not paid. During the pendency of the Debtors' Chapter 11 cases, no principal payments will be made on the Bank Debt without prior Bankruptcy Court approval. On July 3, 2001, Bowling Worldwide, with the approval of the Bankruptcy Court, paid approximately $6.6 million of prepetition interest to the Lenders. For the six months ended June 30, 2000 AMF Bowling and Bowling Worldwide incurred cash interest expense of $42.6 million.

 Capital Expenditures

  The Subsidiary Company's capital expenditures were $18.5 million in the first six months of 2001 compared with $32.7 million for the first six months of 2000, a decrease of $14.2 million. Bowling Products expenditures decreased $1.0 million. Company-wide information systems expenditures decreased $4.8 million. Bowling Centers maintenance and modernization expenditures decreased $8.4 million primarily as a result of a program to install Xtreme bowling equipment at most U.S. AMF Bowling centers in 2000.

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

International Operations

  The Subsidiary Company's international operations are subject to the usual risks inherent in operating abroad, including, but not limited to, currency exchange rate fluctuations, economic and political fluctuations and destabilization, other disruption of markets, restrictive laws, tariffs and other actions by foreign governments (such as restrictions on transfer of funds, import and export duties and quotas, foreign customs, tariffs and value added taxes and unexpected changes in regulatory environments), difficulty in obtaining distribution and support for products, the risk of nationalization, the laws and policies of the United States affecting trade, international investment and loans, and foreign tax law changes.

  The Subsidiary Company has a history of operating in a number of international markets, in some cases, for over 30 years. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate adversely impacts sales volume and profit margins during such periods.

  Foreign currency exchange rates also impact the translation of operating results from international bowling centers. For the six months ended June 30, 2001, revenue and EBITDA of international bowling centers represented 15.6% and 21.9% of consolidated revenue and EBITDA, respectively. For the six months ended June 30, 2000, revenue and EBITDA of international bowling centers represented 16.4% and 23.2% of consolidated revenue and EBITDA, respectively.

  The demand for NCPs remains below the peak levels achieved during 1997. Management believes this is the result of continued market weakness in the Asia Pacific region, as well as the limited availability of construction financing for customers and the lack of a significant emerging market to replace China, Korea and Taiwan.

  China has strengthened enforcement of its import restrictions by requiring the payment of full customs duties and value-added taxes on the importation of new and used capital goods. The Chinese government also prohibits importation of used capital equipment without permits. Permits for the importation of used bowling equipment are very difficult to obtain. Local Chinese companies, however, are not subject to the same restrictions. Management believes that these import restrictions will continue for the foreseeable future as a barrier against the sale of the Subsidiary Company's products. Management is presently reviewing its alternatives for selling bowling products in China.

  NCP unit sales to China, Japan and other countries in the Asia Pacific region represented 59.2% of total NCP unit sales in 2001 compared with 39.6% in 2000. Economic difficulties in the Asia Pacific region and increased competition in general have both affected sales of NCPs. NCP sales totaled $22.4 million in the six months of 2001, representing a decrease of 6.0% from 2000. NCP shipments were 621 units for 2001, representing a decrease of 30.8%. See "--Seasonality and Market Development Cycles."

Impact of Inflation

  The Subsidiary Company has historically offset the impact of inflation through price increases and expense reductions. Periods of high inflation could have a material adverse impact on the Company to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. There was no significant impact on the Company's operations as a result of inflation for the six months ended June 30, 2001 and 2000, respectively.

Environmental Matters

  The Subsidiary Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes.

  The Subsidiary Company currently and from time to time is subject to environmental claims. In management's opinion, the various claims in which the Subsidiary Company currently is involved are not likely to have a material adverse impact on its financial position or results of operations. However, it is not possible to ensure the ultimate outcome of such claims.

  The Subsidiary Company cannot predict with any certainty whether existing conditions or future events, such as changes in existing laws and regulations, may give rise to additional environmental costs. Furthermore, actions by federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the Subsidiary Company's products, or providing its services, or otherwise adversely affect the demand for its products or services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Subsidiary Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate cap agreements with respect to interest rates. There were no other material derivative instrument transactions during any of the periods presented.

  The Subsidiary Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage the risk. As in the case of other U.S.-based manufacturers with export sales, local currency devaluation increases the cost of the Company's bowling equipment in that market. As a result, a strengthening U.S. dollar exchange rate may adversely impact sales volume and profit margins during such periods. Foreign currency exchange rates can also affect the translation of operating results from international bowling centers. For the six months ended June 30, 2001, revenue and EBITDA of international bowling centers represented 15.6% and 21.9% of consolidated revenue and EBITDA, respectively. For the six months ended June 30, 2000, revenue and EBITDA of international bowling centers represented 16.4% and 23.2% of consolidated revenue and EBITDA, respectively.

  The Subsidiary Company uses interest rate cap agreements to mitigate the effect of changes in interest rates on the Subsidiary Company's variable rate borrowings under its Credit Agreement. While the Subsidiary Company is exposed to credit risk in the event of non-performance by the counterparty to interest rate swap agreements, in all cases such counterparty is a highly-rated financial institution, and the Company does not anticipate non-performance. The Subsidiary Company does not hold or issue derivative financial instruments for trading purposes or speculation. The following table provides information about the Subsidiary Company's fixed and variable rate debt, weighted average interest rates and respective maturity dates (dollar amount in millions.)

                                                      Weighted                 Weighted
                                                      Average       Variable   Average
                                           Fixed      Interest       Rate      Interest
                             Maturity    Rate Debt      Rate         Debt      Rate (a)
                            ---------   ----------   ---------    ----------  ---------
                             2001(b)      $ 696.0      10.51 %      $614.1      12.03 %

_____________________________
(a) The weighted average interest rate is calculated using the default rates of interest that increases the original weighted average interest rate by 2.0%
(b) As a result of Bowling Worldwide's defaults under the Senior Subordinated Notes and the Credit Agreement, all long-term debt of the Company and the Subsidiary Company has been classified as currently due.

  During September 2000, Bowling Worldwide entered into an interest rate cap agreement with Goldman Sachs Credit Partners, L.P. (the "Counterparty") to reduce the interest rate risk of its Bank Debt. The table below summarizes the interest rate cap agreement at June 30, 2001:

                                    Notional
                                     Amount
           Expiration Date        (in millions)     Cap Rate (a)
           ---------------        -------------     ------------
           October 2, 2001          $   15.0          7.5000 %
____________________________
(a) The cap rate is the 3-month U.S. Dollar-London Interbank Offer Rate ("USD-LIBOR") quoted by the Counterparty.

  Bowling Worldwide paid a fixed fee of $7,000 for the interest rate cap. Bowling Worldwide will receive quarterly payments from the Counterparty if the quoted 3-month USD-LIBOR on the quarterly floating rate reset dates is above the respective cap rate.

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

  In June 1998, Harbin Hai Heng Bowling Entertainment Co. Ltd. ("Hai Heng") filed an action against AMF Bowling Products, an indirect subsidiary of Bowling Worldwide, in the Harbin Intermediate People's Court in Heilongjing, China. Hai Heng sought to recover $3 million to $4 million in damages relating to 38 NCPs purchased from AMF. Hai Heng asserted that the poor quality of the 38 NCPs entitled Hai Heng to recover the purchase price and damages for lost profits and the cost of storing the NCPs.

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

  On July 2, 2001, Bowling Worldwide and certain of its subsidiaries, including AMF Bowling Products, filed petitions for relief under Chapter 11 of the Bankruptcy Code. On July 30, 2001 AMF Bowling, Inc. also filed a petition under Chapter 11. The filing of petitions for relief under the Bankruptcy Code stops the enforcement of judgements and the commencement or continuation of certain actions and proceedings. The effect of the stay outside of the United States is uncertain.

  In addition, the Company currently and from time to time is subject to claims and actions arising in the ordinary course of its business, including environmental claims, employee and workers' compensation claims, and personal injury claims from customers of Bowling Centers. In some actions, plaintiffs request punitive or other damages that may not be covered by insurance. Certain of these litigations is subject to the automatic stay effected by the Chapter 11 filing. In management's opinion, the claims and actions in which the Company is involved will not have a material adverse impact on its financial position or results of operations. However, it is not possible to predict the outcome of such claims and actions.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

          10.1 Senior Secured Priming Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") dated as of July 5, 2001 among Bowling Worldwide, AMF Group Holdings, the Subsidiary Guarantors named in this agreement (the "Subsidiary Guarantors"), the Initial Lenders and the Initial Issuing Bank named in this agreement (the "Initial Lenders") and Citibank, N.A. (the "Agent").

          10.2 Amendment No. 1 to the DIP Credit Agreement dated as of July 27, 2001 among Bowling Worldwide, AMF Group Holdings, the Subsidiary Guarantors, the Initial Lenders and the Agent.

          10.3 Security Agreement dated as of July 5, 2001 from the Grantors referred to in the agreement to the Agent.


(b)  Reports on Form 8-K:  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMF Bowling, Inc.
(Registrant)


  /s/ Stephen E. Hare                        September 21, 2001
-----------------------------------
Stephen E. Hare
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)